Form 10-Q
period 2015-09-27
CHECKPOINT SYSTEMS INC
filed 2015-11-04
CIK 215419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015
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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 29, 2015, there were 41,550,175 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)	September 27, 2015	December 28, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,050	$135,537
Accounts receivable, net of allowance of $6,472 and $8,526	112,182	131,720
Inventories	92,729	91,860
Other current assets	17,125	25,928
Deferred income taxes	5,173	5,557
Total Current Assets	325,259	390,602
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,016	1,057
PROPERTY, PLANT, AND EQUIPMENT, net	76,405	76,332
GOODWILL	165,986	173,569
OTHER INTANGIBLES, net	55,772	64,940
DEFERRED INCOME TAXES	22,692	25,284
OTHER ASSETS	5,957	6,882
TOTAL ASSETS	$653,087	$738,666
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$185	$236
Current portion of financing liability	6,139	—
Accounts payable	40,602	48,928
Accrued compensation and related taxes	21,056	27,511
Other accrued expenses	45,740	44,204
Income taxes	511	1,278
Unearned revenues	8,051	7,663
Restructuring reserve	1,937	6,255
Accrued pensions — current	4,113	4,472
Other current liabilities	16,253	17,504
Total Current Liabilities	144,587	158,051
LONG-TERM DEBT, LESS CURRENT MATURITIES	65,201	65,161
FINANCING LIABILITY	25,777	33,094
ACCRUED PENSIONS	99,299	108,920
OTHER LONG-TERM LIABILITIES	28,505	30,140
DEFERRED INCOME TAXES	14,292	15,369
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, 46,197,226 and 45,840,171 shares issued, 41,722,379 and 41,804,259 shares outstanding	4,620	4,584
Additional capital	425,198	441,882
Accumulated deficit	(28,373)	(12,331)
Common stock in treasury, at cost, 4,474,847 and 4,035,912 shares	(74,930)	(71,520)
Accumulated other comprehensive (loss) income, net of tax	(51,089)	(34,684)
TOTAL STOCKHOLDERS' EQUITY	275,426	327,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$653,087	$738,666

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter		Nine months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands, except per share data)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net revenues	$145,930	$160,595	$422,022	$478,926
Cost of revenues	87,204	89,630	245,262	273,168
Gross profit	58,726	70,965	176,760	205,758
Selling, general, and administrative expenses	48,923	55,480	152,120	165,195
Research and development	5,281	3,971	14,745	11,663
Restructuring expense	(5)	459	1,583	2,692
Litigation matters	6,584	—	15,564	—
Acquisition costs	15	291	135	291
Other operating income	—	—	(493)	—
Operating (loss) income	(2,072)	10,764	(6,894)	25,917
Interest income	179	323	638	875
Interest expense	971	1,062	2,899	3,517
Other gain (loss), net	852	10	364	(518)
(Loss) earnings before income taxes	(2,012)	10,035	(8,791)	22,757
Income tax expense	1,979	14,110	7,251	17,107
Net (loss) earnings	$(3,991)	$(4,075)	$(16,042)	$5,650
Net (loss) earnings per common share:
Basic (loss) earnings per share	$(0.09)	$(0.10)	$(0.37)	$0.13
Diluted (loss) earnings per share	$(0.09)	$(0.10)	$(0.37)	$0.13

Dividend declared per share	$—	$—	$0.50	$—

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter		Nine months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net (loss) earnings	$(3,991)	$(4,075)	$(16,042)	$5,650
Other comprehensive loss, net of tax:
Pension liability adjustments, net of tax (benefit) expense of ($425), ($217), $10 and $5, respectively	1,111	1,762	5,053	2,494
Foreign currency translation adjustment	(7,590)	(12,316)	(21,458)	(11,618)
Total other comprehensive loss, net of tax	$(6,479)	$(10,554)	$(16,405)	$(9,124)
Comprehensive loss	$(10,470)	$(14,629)	$(32,447)	$(3,474)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)	Common Stock		Additional Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 29, 2013	45,484	$4,548	$434,336	$(23,284)	4,036	$(71,520)	$2,245	$346,325
Net earnings				10,953				10,953
Exercise of stock-based compensation and awards released	356	36	907					943
Tax benefit on stock-based compensation			(14)					(14)
Stock-based compensation expense			5,781					5,781
Deferred compensation plan			872					872
Pension liability adjustments							(17,263)	(17,263)
Foreign currency translation adjustment							(19,666)	(19,666)
Balance, December 28, 2014	45,840	$4,584	$441,882	$(12,331)	4,036	$(71,520)	$(34,684)	$327,931
Net loss				(16,042)				(16,042)
Exercise of stock-based compensation and awards released	357	36	(88)					(52)
Tax benefit on stock-based compensation			(275)					(275)
Stock-based compensation expense			4,116					4,116
Deferred compensation plan			947					947
Dividend declared ($0.50 per share)			(21,384)					(21,384)
Repurchase of common stock					439	(3,410)		(3,410)
Pension liability adjustments							5,053	5,053
Foreign currency translation adjustment							(21,458)	(21,458)
Balance, September 27, 2015	46,197	$4,620	$425,198	$(28,373)	4,475	$(74,930)	$(51,089)	$275,426

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Nine months (39 weeks) ended	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net (loss) earnings	$(16,042)	$5,650
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	19,188	18,712
Amortization of debt issuance costs	325	325
Interest on financing liability	1,479	1,686
Deferred taxes	(1,030)	11,329
Stock-based compensation	4,116	4,349
Provision for losses on accounts receivable	(152)	75
Excess tax benefit on stock-based compensation	(104)	(6)
(Gain) loss on disposal of fixed assets	(214)	105
Litigation matters	6,584	—
Restructuring related asset impairment	—	172
Decrease (increase) in operating assets:
Accounts receivable	12,801	34,653
Inventories	(8,275)	(19,797)
Other assets	7,316	4,678
(Decrease) increase in operating liabilities:
Accounts payable	(5,890)	(8,844)
Income taxes	(566)	(987)
Unearned revenues - current	890	(131)
Restructuring reserve	(3,888)	(3,658)
Other liabilities	(8,830)	(6,417)
Net cash provided by operating activities	7,708	41,894
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(13,922)	(12,833)
Cash receipts on note receivable from sale of discontinued operations	212	212
Other investing activities	290	77
Net cash used in investing activities	(13,420)	(12,544)
Cash flows from financing activities:
Proceeds from stock issuances	1,131	1,378
Excess tax benefit on stock-based compensation	104	6
Net change in factoring and bank overdrafts	24	(110)
Proceeds from long-term debt	—	1,000
Payment of long-term debt	(71)	(7,217)
Purchase of treasury stock	(3,146)	—
Dividend paid	(20,980)	—
Net cash used in financing activities	(22,938)	(4,943)
Effect of foreign currency rate fluctuations on cash and cash equivalents	(8,837)	(4,471)
Net (decrease) increase in cash and cash equivalents	(37,487)	19,936
Cash and cash equivalents:
Beginning of period	135,537	121,573
End of period	$98,050	$141,509
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

The Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to state fairly our financial position at September 27, 2015 and December 28, 2014 and our results of operations for the thirteen and thirty-nine weeks ended September 27, 2015 and September 28, 2014 and changes in cash flows for the thirty-nine weeks ended September 27, 2015 and September 28, 2014. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

Reclassifications

Certain reclassifications have been made to prior period information to conform to the current period presentation.

Out of Period Adjustments

During the third quarter of 2014, we recorded a reduction in revenues of $0.7 million related to the correction of the accounting for a maintenance agreement for the period of 2009 through 2014. Also impacting the third quarter of 2014 is a reduction in revenues of $1.1 million (with a corresponding decrease in gross profit of $0.6 million) related to a revenue cut-off error in the second quarter of 2014. Offsetting these are adjustments to accrued expenses related to 2012 through 2014 that resulted in a reduction in operating expenses of $1.1 million in the third quarter of 2014. These adjustments were not material to any previously issued interim or annual financial statements or to the third quarter or full year of fiscal 2014 financial statements.
In the period ended March 29, 2015, we recorded an out of period adjustment to the valuation allowance of a non U.S. entity with a deferred tax liability related to an indefinite lived intangible pertaining to the third quarter ended September 28, 2014. The total impact of the adjustment on the first quarter of 2015 and year-to-date periods within 2015 is a reduction in income tax expense of $1.0 million and a reduction in net loss of $1.0 million. This adjustment was not material to any previously issued interim or annual financial statements or to the 2015 interim consolidated financial statements, and is not expected to be material to the full year 2015 consolidated financial statements.

Customer Rebates

We record estimated reductions to revenue for customer incentive offerings, including volume-based incentives and rebates. The accrual for these incentives and rebates, which is included in the Other Accrued Expenses section of our Consolidated Balance Sheets, was $11.7 million and $12.5 million as of September 27, 2015 and December 28, 2014, respectively. We record revenues net of an allowance for estimated return activities. Return activity was immaterial to revenue and results of operations for all periods presented.

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

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheets:

(amounts in thousands)
Nine months ended	September 27, 2015	September 28, 2014
Balance at beginning of year	$4,379	$4,521
Accruals for warranties issued, net	1,684	3,054
Settlements made	(2,364)	(2,717)
Foreign currency translation adjustment	(191)	(184)
Balance at end of period	$3,508	$4,674

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 27, 2015 were as follows:

(amounts in thousands)	Pension plan	Foreign currency translation adjustment	Total accumulated other comprehensive income (loss)
Balance, December 28, 2014	$(35,036)	$352	$(34,684)
Foreign currency translation adjustment	2,823	(21,458)	(18,635)
Amounts reclassified from other comprehensive income	2,230	—	2,230
Net other comprehensive income (loss)	5,053	(21,458)	(16,405)
Balance, September 27, 2015	$(29,983)	$(21,106)	$(51,089)

The significant items reclassified from each component of other comprehensive income (loss) for the three months ended September 27, 2015 and September 28, 2014 were as follows:

(amounts in thousands)	September 27, 2015		September 28, 2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented
Amortization of pension plan items
Actuarial loss (1)	$(737)		$(373)
Prior service cost (1)	(7)		(3)
	(744)	Total before tax	(376)	Total before tax
	(425)	Tax benefit	(217)	Tax benefit
Total reclassifications for the period	$(1,169)	Net of tax	$(593)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension costs. Refer to Note 9 of the Consolidated Financial Statements.

The significant items reclassified from each component of other comprehensive income (loss) for the nine months ended September 27, 2015 and September 28, 2014 were as follows:

(amounts in thousands)	September 27, 2015		September 28, 2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented
Amortization of pension plan items
Actuarial loss (1)	$(2,220)		$(1,144)
Prior service cost (1)	(20)		(9)
	(2,240)	Total before tax	(1,153)	Total before tax
	10	Tax expense	5	Tax expense
Total reclassifications for the period	$(2,230)	Net of tax	$(1,148)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension costs. Refer to Note 9 of the Consolidated Financial Statements.

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

The Dividend did not provide any cash payment or benefit to stock options, restricted stock units, or performance shares, and instead only applied to the outstanding common stock and as outlined in the executive and director deferred compensation plans. The non-cash portion of the Dividend of $0.4 million was credited to the executive and director deferred compensation plan deferred stock accounts on April 10, 2015 in accordance with the plans.

Share Repurchase Program

In July 2015, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $30 million of our common stock. The repurchase program will be funded using our available cash and is expected to be executed over the next two years. We are authorized to repurchase from time to time shares of our outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases, and the prices at which such purchases may be made, will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the program. During the nine months ended September 27, 2015, we repurchased 439 thousand shares of our common stock at an average cost of $7.75, spending a total of $3.4 million. Common stock obtained by us through the repurchase program has been added to our treasury stock holdings.

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

In June 2014, the FASB issued “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (ASU 2014-12). The amendments in this update require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. Early adoption is permitted. We have not early adopted ASU 2014-12. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We plan to apply this guidance prospectively to all awards granted or modified after the effective date. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In August 2014, the FASB issued “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15). Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, “Presentation of Financial Statements-Liquidation Basis of Accounting.” Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the new criteria in this update should be followed to determine whether to disclose information about the relevant conditions and events. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We have not early adopted ASU 2014-15. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In January 2015, the FASB issued “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (ASU 2015-01). The amendments in this update eliminate from GAAP the concept of extraordinary items. Although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have not early adopted ASU 2015-01. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In February 2015, the FASB issued “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (ASU 2015-02). The amendments in this update modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes reduce the number of consolidation models from four to two and place more emphasis on the risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for public companies for fiscal years beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In April 2015, the FASB issued “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). The amendments in this update change the presentation of debt issuance costs in financial statements requiring an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2016, which for us is December 26, 2016, the first day of our 2017 fiscal year. Early adoption is permitted. We have not early adopted ASU 2015-03. The new guidance will be applied retrospectively to each prior period presented. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In April 2015, the FASB issued “Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” (ASU 2015-04). The amendments in this update provide a practical expedient for employers with fiscal year-ends that do not fall on a month-end by permitting those employers to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity's fiscal year-end. ASU 2015-04 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. Early adoption is permitted. We have not early adopted ASU 2015-04. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In April 2015, the FASB issued “Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (ASU 2015-05). The amendments in this update help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. Early adoption is permitted. We have not early adopted ASU 2015-05. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In June 2015, the FASB issued “Technical Corrections and Improvements” (ASU 2015-10). The amendments in this update provide technical corrections and improvements to a wide range of Topics in the Accounting Standards Codification (the Codification). The purpose of these amendments is to correct unintended differences between original guidance and the Codification, to provide clarification through updating wording or correcting references, to streamline or simplify the Codification through minor changes, and to make other minor improvements to the guidance which are not expected to have a significant effect on current accounting practice. ASU 2015-10 is effective for fiscal and interim periods beginning on or after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. We are in the process of evaluating the adoption of this ASU, and do not expect this to have a material effect on our consolidated results of operations and financial condition.

In July 2015, the FASB issued “Inventory (Topic 330): Simplifying the Measurement of Inventory” (ASU 2015-11). The amendments in this update simplify the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal and interim periods beginning on or after December 15, 2016, which for us is December 26, 2016, the first day of our 2017 fiscal year. Early application is permitted. We have not early adopted ASU 2015-11. The new guidance must be applied prospectively after the date of adoption. We are in the process of evaluating the adoption of this ASU, and do not expect this to have a material effect on our consolidated results of operations and financial condition.

In August 2015, the FASB issued “Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (ASU 2015-15). The amendments to the SEC Paragraphs in this update state that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU 2015-15 is effective upon the adoption of ASU 2015-03 and is not expected to have a material effect on our consolidated results of operations and financial condition.

In September 2015, the FASB issued “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The update also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years and interim periods beginning on or after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. The new guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not yet been made available for issuance. We do not have any business combination for which the accounting is incomplete. We do not expect this to have a material effect on our consolidated results of operations and financial condition.

Note 2. INVENTORIES

Inventories consist of the following:

(amounts in thousands)	September 27, 2015	December 28, 2014
Raw materials	$18,817	$21,085
Work-in-process	3,100	3,264
Finished goods	70,812	67,511
Total	$92,729	$91,860

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $55.8 million and $64.9 million as of September 27, 2015 and December 28, 2014, respectively.

The following table reflects the components of intangible assets as of September 27, 2015 and December 28, 2014:

		September 27, 2015		December 28, 2014
(amounts in thousands)	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$76,356	$60,447	$79,110	$58,873
Trade name	1 to 30	25,045	17,101	27,172	18,031
Patents, license agreements	3 to 14	55,605	51,478	58,060	52,448
Internal-use software	3 to 7	23,744	16,553	24,034	14,758
Other	2 to 6	6,980	6,890	7,029	6,867
Total amortized finite-lived intangible assets		187,730	152,469	195,405	150,977

Indefinite-lived intangible assets:
Trade name		20,512	—	20,512	—
Total identifiable intangible assets		$208,242	$152,469	$215,917	$150,977

Amortization expense for the three and nine months ended September 27, 2015 was $2.7 million and $8.1 million, respectively.
Amortization expense for the three and nine months ended September 28, 2014 was $2.8 million and $8.4 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2015	(1)	$10,778
2016		$10,391
2017		$9,319
2018		$3,435
2019		$2,439

(1)	The estimated amortization expense for the remainder of 2015 is anticipated to be $2.7 million.

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)	Merchandise Availability Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 29, 2013	$159,157	$2,116	$24,591	$185,864
Translation adjustments	(9,511)	—	(2,784)	(12,295)
Balance as of December 28, 2014	$149,646	$2,116	$21,807	$173,569
Translation adjustments	(5,782)	—	(1,801)	(7,583)
Balance as of September 27, 2015	$143,864	$2,116	$20,006	$165,986

The following table reflects the components of goodwill as of September 27, 2015 and December 28, 2014:

	September 27, 2015			December 28, 2014
(amounts in thousands)	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
Merchandise Availability Solutions	$177,916	$34,052	$143,864	$192,303	$42,657	$149,646
Apparel Labeling Solutions	83,010	80,894	2,116	84,407	82,291	2,116
Retail Merchandising Solutions	112,998	92,992	20,006	124,127	102,320	21,807
Total goodwill	$373,924	$207,938	$165,986	$400,837	$227,268	$173,569

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the October month-end close and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The May 2011 acquisition of the Shore to Shore businesses included a purchase price payment to escrow of $17.5 million related to the 2010 performance of the acquired business. This amount was subject to adjustment pending final determination of the 2010 performance and could have resulted in an additional purchase price payment of up to $6.3 million. In the third quarter of 2015, we engaged in discussions with the sellers regarding the possibility of reaching a settlement of this matter. On August 25, 2015, we entered into a settlement with the sellers. Pursuant to the settlement, the sellers received the $17.5 million in escrow, plus the earnings in the escrow account, in exchange for full and final resolution of this matter between the parties. As a result of this settlement, there is no final adjustment to the purchase price recognized through earnings and we are released from any and all claim or liability in connection with the final determination of the 2010 performance. Acquisition related costs incurred in connection with the transaction, including legal and other arbitration-related costs, are recognized within Acquisition Costs in the Consolidated Statement of Operations and are approximately $15 thousand and $0.1 million for the three and nine months ended September 27, 2015 compared to $0.3 million and $0.3 million for the three and nine months ended September 28, 2014, respectively.

Note 4. DEBT

Debt as of September 27, 2015 and December 28, 2014 consisted of the following:

(amounts in thousands)	September 27, 2015	December 28, 2014
2013 Senior Secured Credit Facility:
$200 million variable interest rate revolving credit facility maturing in 2018	$65,000	$65,000
Full-recourse factoring liabilities	—	83
Bank overdraft credit facility	97	65
Capital leases with maturities through 2020	289	249
Total	65,386	65,397
Less current portion	185	236
Total long-term portion	$65,201	$65,161

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

Pursuant to the terms of the 2013 Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of (i) a maximum total leverage ratio of 3.00 and (ii) a minimum interest coverage ratio of 3.00. We are in compliance with the maximum total leverage ratio and minimum interest coverage ratio as of September 27, 2015. The 2013 Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the 2013 Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the 2013 Credit Agreement may be accelerated and the assets securing such obligations may be sold.

As of September 27, 2015, there were $1.3 million in issued letters of credit outstanding under the 2013 Senior Secured Credit Facility.

Financing Liability

In June 2011, we sold, to a financial institution in Spain, rights to future customer receivables resulting from the negotiated extension of previously executed sales-type lease arrangements, whose receivables were previously sold. The 2011 transaction qualified as a legal sale without recourse. However, until the receivables are recognized, the proceeds from the fiscal 2011 legal sale are accounted for as a financing arrangement and reflected as Financing Liability in our Consolidated Balance Sheets. The balance of the financing liability is $31.9 million and $33.1 million as of September 27, 2015 and December 28, 2014, respectively. Of this balance, $6.1 million was included in current portion of financing liability as of September 27, 2015. We impute a non-cash interest charge on the financing liability using a rate of 6.365%, which we recognize as interest expense, until our right to recognize the legal sales permits us to de-recognize the liability and record operating income on the sale. We recognized interest expense related to the financing liability for the three and nine months ended September 27, 2015 of $0.5 million and $1.5 million, respectively. The recognized interest expense related to the financing liability for the three and nine months ended September 28, 2014 was $0.6 million and $1.7 million, respectively.

During fiscal 2016 through 2018, when we are permitted to recognize the lease receivables upon the commencement of the lease extensions, we expect to de-recognize both the associated receivables and the related financing liability and record other operating income on the sale. At this point, our obligation under the financing liability will have been extinguished.

In March 2015, we again sold rights to future customer receivables to a financial institution in Spain resulting from the negotiated extension of previously executed sales-type lease arrangements. The 2015 transaction qualified as a legal sale without recourse. For the nine months ended September 27, 2015, we recognized $0.5 million of income on the sale in Other Operating Income on our Consolidated Statement of Operations. A portion of the receivables were previously sold to another financial institution and we did not complete the reacquisition of these receivables until after the end of the first quarter of 2015. Therefore, a portion of the proceeds from the fiscal 2015 legal sale were accounted for as a financing arrangement and reflected as Financing Liability in our Consolidated Balance Sheets until the reacquisition of the receivables was completed in the second quarter of 2015.

Note 5. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three and nine months ended September 27, 2015 was $1.1 million and $4.1 million ($1.2 million and $4.1 million, net of tax), respectively. For the three and nine months ended September 28, 2014, the total compensation expense was $1.4 million and $4.3 million ($1.4 million and $4.2 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $0.1 million and $0.1 million for the nine months ended September 27, 2015 and September 28, 2014, respectively.

Stock Options

Option activity under the principal option plans as of September 27, 2015 and changes during the nine months ended September 27, 2015 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2014	2,349,447	$17.77	3.98	$2,716
Granted	266,080	13.40
Exercised	(15,430)	8.98
Forfeited or expired	(436,542)	18.76
Outstanding at September 27, 2015	2,163,555	$17.10	4.51	$—
Vested and expected to vest at September 27, 2015	2,145,409	$17.12	4.47	$—
Exercisable at September 27, 2015	1,748,868	$17.89	3.45	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 27, 2015. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised for the nine months ended September 27, 2015 and September 28, 2014 was $45 thousand and $0.3 million, respectively.

As of September 27, 2015, $1.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.0 years.

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

The weighted-average fair values and assumptions were as follows:

Nine months ended	September 27, 2015	September 28, 2014
Weighted-average fair value of grants	$5.48	$6.41
Valuation assumptions:
Expected life (in years)	5.51	7.68
Expected dividend yield	0.00%	0.00%
Expected volatility	45.95%	48.09%
Risk-free interest rate	1.541%	1.465%

Restricted Stock Units

Nonvested restricted stock units as of September 27, 2015 and changes during the nine months ended September 27, 2015 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 28, 2014	940,857	0.56	$17.11
Granted	331,000		$12.61
Vested	(290,938)		$12.93
Forfeited	(38,563)		$14.61
Nonvested at September 27, 2015	942,356	0.98	$16.92
Vested and expected to vest at September 27, 2015	926,720	0.96
Vested and deferred at September 27, 2015	424,375	—

The total fair value of restricted stock awards vested during the first nine months of 2015 was $3.8 million as compared to $2.9 million in the first nine months of 2014. As of September 27, 2015, there was $4.1 million of unrecognized stock-based compensation expense related to nonvested restricted stock units (RSUs). That cost is expected to be recognized over a weighted-average period of 1.7 years.

Long-Term Incentive Plans (LTIPs)

The following awards of restricted stock units (RSUs) with a performance or market condition are excluded from the balance of nonvested RSUs at September 27, 2015 in the table above. There were no new LTIP awards in the first nine months of 2015.

On February 27, 2014, RSUs were awarded to certain key employees as part of the LTIP 2014 plan. The number of shares for these units varies based on the growth of our earnings before interest, taxes, depreciation, and amortization (EBITDA) during the January 2014 to December 2016 performance period. The value of these units was charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. As of September 27, 2015, we assessed the performance of our LTIP 2014 plan. Due to current and projected shortfalls in our EBIDTA growth compared to the LTIP 2014 plan requirements, we concluded that it was probable that these performance conditions would not be met. We therefore reversed $0.5 million of previously recognized compensation cost during the third quarter of 2015.

On February 27, 2013, RSUs were awarded to certain key employees as part of the LTIP 2013 plan. These awards have a market condition. The number of shares for these units varies based on the relative ranking of our total shareholder return (TSR) against the TSRs of the constituents of the Russell 2000 Index during the January 2013 to December 2015 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The grant date fair value for these RSUs was $11.91 per share. Additional RSUs related to the LTIP 2013 plan were awarded on May 28, 2013, with a grant date fair value of $11.56 per share. Compensation expense of $41 thousand and $63 thousand was recognized in connection with these RSUs for the nine months ended September 27, 2015 and September 28, 2014, respectively. As of September 27, 2015, total unamortized compensation expense for these grants was $16 thousand. As of September 27, 2015, the maximum achievable RSUs outstanding under this plan are 22,500 units. Due to our performance under the LTIP 2013 Plan, we do not expect these outstanding RSUs to vest. These RSUs reduce the shares available to grant under the 2004 Plan.

On May 2, 2013 a cash-based performance award was awarded to our CEO under the terms of our LTIP 2013 plan. Our relative TSR performance determines the payout as a percentage of an established target cash amount of $0.4 million. Because the final payout of the award is made in cash, the award is classified as a liability and the fair value is marked-to-market each reporting period. The value of this award was charged to compensation expense on a straight-line basis over the vesting period which ends December 31, 2015. As of September 27, 2015, due to the Company’s low ranking among peers and short remaining period, the fair value of the award has been reduced to zero. Compensation expense of $0.1 million was fully reversed in the first nine months of 2015. For the first nine months of 2014, $31 thousand was charged to compensation expense.

2015 Incentive Award Plan

In April 2015, the Board of Directors adopted the Checkpoint Systems, Inc. 2015 Incentive Award Plan (the 2015 Plan), with shareholder approval obtained at the annual meeting of shareholders held on June 3, 2015. Upon approval of the 2015 Plan, no additional awards are to be made under the 2004 Plan. All awards previously granted under the 2004 Plan will remain subject to the terms of the 2004 Plan. The 2015 Plan authorizes the issuance of a total of 3,877,777 shares of common stock, which will be reduced by any shares issued pursuant to awards granted under the 2004 Plan after December 28, 2014. This represents an increase of 1,252,766 shares over the current reserve in the 2004 Plan. In addition, subject to certain limitations, shares covered by an award granted under the 2015 Plan or shares covered by an award previously granted under the 2004 Plan which expire or are canceled without having been exercised in full or that are forfeited or repurchased shall be added to the shares of Common Stock authorized for issuance under the 2015 Plan.

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

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest evenly over two or three years from the date of grant. The total amount accrued related to the plan equaled $0.7 million as of September 27, 2015, of which $0.3 million and $0.8 million was expensed for the three and nine months ended September 27, 2015. The total amount accrued related to the plan equaled $0.6 million as of September 28, 2014, of which $0.3 million and $0.9 million was expensed for the three and nine months ended September 28, 2014. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the nine months ended September 27, 2015 and September 28, 2014 were as follows:

(amounts in thousands)
Nine months ended	September 27, 2015	September 28, 2014
Interest	$1,098	$1,395
Income tax payments	$4,842	$7,478

As of September 27, 2015 and September 28, 2014, we accrued $1.5 million and $0.4 million of capital expenditures, respectively. These amounts were excluded from the Consolidated Statements of Cash Flows at September 27, 2015 and September 28, 2014 since they represent non-cash investing activities. Accrued capital expenditures at September 27, 2015 and September 28, 2014 are included in Accounts Payable and Other Accrued Expenses on the Consolidated Balance Sheets. A special dividend was declared on March 5, 2015. The cash portion of the Dividend of $21.0 million was paid to common shareholders on April 10, 2015. The non-cash portion of the Dividend of $0.4 million was also credited to the executive and director deferred compensation plan deferred stock accounts on April 10, 2015 in accordance with the plans. As of September 27, 2015, $0.3 million of the repurchase of common stock in connection with our stock repurchase program was included in Other Current Liabilities on the Consolidated Balance Sheets, which represents shares that were traded during the reporting period, but settled 3 days later in the subsequent reporting period.

Note 7. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings and the weighted-average number of shares of dilutive potential common stock:

	Quarter		Nine months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands, except per share data)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net (loss) earnings available to common stockholders	$(3,991)	$(4,075)	$(16,042)	$5,650

Shares:
Weighted-average number of common shares outstanding	42,106	41,714	42,010	41,644
Shares issuable under deferred compensation agreements	869	376	854	361
Basic weighted-average number of common shares outstanding	42,975	42,090	42,864	42,005
Common shares assumed upon exercise of stock options and awards	—	—	—	304
Unvested shares issuable under deferred compensation arrangements	—	—	—	12
Dilutive weighted-average number of common shares outstanding	42,975	42,090	42,864	42,321
Basic (loss) earnings per share	$(0.09)	$(0.10)	$(0.37)	$0.13
Diluted (loss) earnings per share	$(0.09)	$(0.10)	$(0.37)	$0.13

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to performance vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three and nine months ended September 27, 2015 and September 28, 2014 were as follows:

	Quarter		Nine months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1)	2,376	1,839	2,337	2,017

(1)
Stock options and awards of 64 thousand and 167 thousand shares and deferred compensation arrangements of 37 thousand and 42 thousand shares were anti-dilutive in the three and nine months ended September 27, 2015 and were therefore excluded from the earnings per share calculation due to our net loss for the period. Stock options and awards of 294 thousand shares and deferred compensation arrangements of 14 thousand shares were anti-dilutive in the three months ended September 28, 2014, and were therefore excluded from the earnings per share calculation due to our loss for the period.

8. INCOME TAXES

The effective tax rate for the nine months ended September 27, 2015 was negative 82.5% as compared to 75.2% for the nine months ended September 28, 2014. The change in the effective tax rate for the nine months ended September 27, 2015 was due to the mix of income between subsidiaries and increased losses for entities with valuation allowances for which no tax benefit is received. These changes primarily relate to the U.S. jurisdiction, which had significant year to date losses as of

September 27, 2015 and a projected loss for the full fiscal year 2015 for which no tax benefit is received. In contrast, the U.S. jurisdiction had significant year to date income as of September 28, 2014 and projected income for the full fiscal year 2014.

In calculating the tax provision for the three months ended September 27, 2015, we have accounted for the U.S. operations by applying the discrete method. The use of the estimated effective tax rate methodology for the U.S. operations is not considered a reliable estimate for the reporting period ended September 27, 2015 due to significant permanent items related to deferred tax liabilities associated with non amortizable assets such as goodwill and indefinite lived intangibles.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We are required to assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring, and tax planning alternatives. We operate and derive income across multiple jurisdictions. As each of the respective lines of business experiences changes in operating results across their geographic footprint, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. As of September 27, 2015 and December 28, 2014, we had net deferred tax assets of $11.3 million and $12.8 million, respectively.

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

As of September 27, 2015, we have a current income tax payable of $0.5 million reflected as Income Taxes on our Consolidated Balance Sheets. This amount represents a net receivable of $2.4 million as of December 28, 2014, year to date estimated tax payments made in excess of refunds received in the amount of $5.4 million, and current tax expense recorded on our year to date pretax income of $8.3 million. Included in Other Current Liabilities is our current deferred tax liability of $2.3 million.

Penalties and tax-related interest expense are reported as a component of Income Tax Expense on our Consolidated Statement of Operations. During the nine months ended September 27, 2015 we recognized an interest and penalties benefit of $0.1 million compared to no interest in penalties recognized during the nine months ended September 28, 2014. As of September 27, 2015 and December 28, 2014, we had accrued interest and penalties related to unrecognized tax benefits of $2.4 million and $4.3 million, respectively.

As of September 27, 2015 and December 28, 2014, $15.9 million and $16.1 million, respectively, of our unrecognized tax benefits, penalties, and interest were recorded as a component of Other Long-Term Liabilities on the Consolidated Balance Sheets.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the expiration of various statutes of limitation and the potential resolution of federal, state, and foreign examinations, it is reasonably possible that the gross unrecognized tax benefits balance may decrease within the next twelve months by a range of $4.4 million to $4.6 million.

We are currently under audit in the following major jurisdictions: India - 2012 to 2013, France - 2012 to 2013, and Canada - 2011 to 2014. During the second quarter we resolved an audit with the German tax authorities for tax years 2006 to 2009 with no impact to income tax expense. The following major jurisdictions have tax years that remain subject to examination: Germany - 2010 to 2014, United States - 2012 to 2014, China - 2012 to 2014 and Hong Kong - 2008 to 2014. Our tax returns for open years in all jurisdictions are subject to changes upon examination.

We operate under tax holidays in certain countries, which are effective through dates ranging from 2015 to 2017, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon our meeting certain employment and investment thresholds.

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three and nine months ended September 27, 2015 and September 28, 2014 were as follows:

	Quarter		Nine months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Service cost	$299	$274	$900	$839
Interest cost	526	887	1,586	2,720
Expected return on plan assets	(34)	—	(101)	(1)
Amortization of actuarial loss	737	373	2,220	1,144
Amortization of prior service costs	7	3	20	9
Net periodic pension cost	$1,535	$1,537	$4,625	$4,711

We expect the cash requirements for funding the pension benefits to be approximately $4.4 million during fiscal 2015, including $3.3 million which was funded during the nine months ended September 27, 2015.

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of September 27, 2015 and December 28, 2014 and the basis for that measurement:

	September 27, 2015
(amounts in thousands)	Total Fair Value Measurement September 27, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$14	$—	$14	$—
Total assets	$14	$—	$14	$—

Foreign currency forward exchange contracts	$69	$—	$69	$—
Total liabilities	$69	$—	$69	$—

	December 28, 2014
(amounts in thousands)	Total Fair Value Measurement December 28, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$55	$—	$55	$—
Total assets	$55	$—	$55	$—

Foreign currency forward exchange contracts	$23	$—	$23	$—
Total liabilities	$23	$—	$23	$—

We believe that the fair values of our current assets and current liabilities (cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at September 27, 2015 and December 28, 2014 are summarized in the following table:

	September 27, 2015		December 28, 2014
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring)(1)
2013 Senior secured credit facility	$65,000	$65,000	$65,000	$65,000

(1)	The carrying amounts are reported on the Consolidated Balance Sheets under the indicated captions.

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

We enter into forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts are entered into with major financial institutions, thereby minimizing the risk of credit loss. We will consider using interest rate derivatives to manage interest rate risks when there is a disproportionate ratio of floating and fixed-rate debt. We do not hold or issue derivative financial instruments for speculative or trading purposes. We are subject to other foreign exchange market risk exposure resulting from anticipated non-financial instrument foreign currency cash flows which are difficult to reasonably predict. All listed items described are non-trading.

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of September 27, 2015 and December 28, 2014:

	September 27, 2015				December 28, 2014
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	$14	Other current liabilities	$69	Other current assets	$55	Other current liabilities	$23
Total derivatives not designated as hedging instruments		14		69		55		23
Total derivatives		$14		$69		$55		$23

The following table represents the amounts affecting the Consolidated Statements of Operations for the three and nine months ended September 27, 2015 and September 28, 2014:

	Quarter				Nine months
	(13 weeks) Ended				(39 weeks) Ended
	September 27, 2015		September 28, 2014		September 27, 2015		September 28, 2014
(amounts in thousands)	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$15	Other gain (loss), net	$380	Other gain (loss), net	$290	Other gain (loss), net	$315	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third-party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in Other Gain (Loss), net on our Consolidated Statements of Operations. As of September 27, 2015, we had currency forward exchange contracts with notional amounts totaling approximately $6.6 million. The fair values of the forward exchange contracts were reflected as a $14 thousand asset and a $0.1 million liability included in Other Current Assets and Other Current Liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Note 11. PROVISION FOR RESTRUCTURING

Profit Enhancement Plan

During September 2014, we initiated the Profit Enhancement Plan focused on increasing profitability through strategic headcount reductions and the streamlining of manufacturing processes. The projects currently approved under this plan are underway with final headcount reductions expected to be recognized by the fourth quarter of 2015. For the nine months ended September 27, 2015, the net charge to earnings of $1.7 million represents the current year activity related to the Profit Enhancement Plan. Total costs of the plan are $7 million through the end of the third quarter of 2015. Termination benefits are planned to be paid 1 month to 24 months after termination.

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

For the nine months ended September 27, 2015, the net release to earnings of $0.1 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. Total costs related to the plan of $60 million have been incurred through September 27, 2015. All terminations for the plan were substantially completed during the fourth quarter of 2014. Termination benefits are planned to be paid 1 month to 24 months after termination.

Restructuring expense for the three and nine months ended September 27, 2015 and September 28, 2014 was as follows:

	Quarter		Nine months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Profit Enhancement Plan
Severance and other employee-related charges	$14	$925	$1,530	$925
Other exit costs	28	9	191	9
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	(50)	(485)	(152)	1,359
Asset impairments	—	—	—	172
Other exit costs	4	10	15	252
SG&A Restructuring Plan
Severance and other employee-related charges	(1)	—	(1)	(25)
Total	$(5)	$459	$1,583	$2,692

Restructuring accrual activity for the nine months ended September 27, 2015 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at September 27, 2015
Profit Enhancement Plan
Severance and other employee-related charges	$4,082	$2,419	$(889)	$(3,970)	$(266)	$1,376
Other exit costs(1)	—	191	—	(191)	—	—
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	2,050	64	(216)	(1,252)	(154)	492
Other exit costs (2)	15	15	—	(15)	—	15
SG&A Restructuring Plan
Severance and other employee-related charges	108	—	(1)	(45)	(8)	54
Total	$6,255	$2,689	$(1,106)	$(5,473)	$(428)	$1,937

(1)	During the first nine months of 2015, there was a net charge to earnings of $0.2 million primarily due to legal costs and restructuring agent costs in connection with the restructuring plan.

(2)	During the first nine months of 2015, there was a net charge to earnings of $15 thousand primarily due to lease costs and restructuring agent costs in connection with the restructuring plan.

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

On August 18, 2015, the Pennsylvania Court granted defendants' motions for attorney fees designating the case as an exceptional case under the new exceptional case standard. The Pennsylvania Court reinstated the original award in the amount of $6.6 million and awarded an unspecified portion of defendants' attorney fees, including appellate fees, and post-judgment interest under 35 U.S.C. § 285. We recorded a legal contingency accrual of $6.6 million equal to the amount of the reinstated original award during the third quarter ended September 27, 2015 within Other Accrued Expenses on the Consolidated Balance Sheet and in Litigation Matters on the Consolidated Statement of Operations. The defendants are seeking approximately $11.0 million. The range of possible loss is between $6.6 million and $11.0 million. The final amount of the award for the defendants is pending the Pennsylvania Court proceeding and ruling on the parties' submissions. We intend to again appeal the Pennsylvania Court's ruling and award of attorneys' fees to the defendants.

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

The plaintiff sought, in addition to other relief, (i) a declaration that certain of the awards granted under the Plan in 2013 were ultra vires; (ii) rescission of awards allegedly granted in violation of the Plan; (iii) monetary damages; (iv) equitable or injunctive relief; (v) direction by the court that we reform our corporate governance and internal procedures and (vi) an award of attorneys’ fees and other fees and costs. The parties agreed to a dismissal of the case with prejudice on October 21, 2015.

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

	Quarter				Nine months
	(13 weeks) Ended				(39 weeks) Ended
(amounts in thousands)	September 27, 2015		September 28, 2014		September 27, 2015		September 28, 2014
Business segment net revenue:
Merchandise Availability Solutions	$98,729	(1)	$107,494	(2)	$271,582	(3)	$312,436	(4)
Apparel Labeling Solutions	38,032		41,427		122,159		131,167
Retail Merchandising Solutions	9,169		11,674		28,281		35,323
Total revenues	$145,930		$160,595		$422,022		$478,926
Business segment gross profit:
Merchandise Availability Solutions	$44,666		$52,212		$129,073		$147,416
Apparel Labeling Solutions	10,659		14,248		37,050		45,584
Retail Merchandising Solutions	3,401		4,505		10,637		12,758
Total gross profit	58,726		70,965		176,760		205,758
Operating expenses	60,798	(5)	60,201	(6)	183,654	(7)	179,841	(8)
Interest expense, net	(792)		(739)		(2,261)		(2,642)
Other gain (loss), net	852		10		364		(518)
(Loss) earnings before income taxes	$(2,012)		$10,035		$(8,791)		$22,757

(1)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $42.0 million, $28.8 million, and $23.2 million, respectively, representing more than 10% of total revenue.

(2)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $43.5 million, $29.3 million, and $24.5 million, respectively, representing more than 10% of total revenue.

(3)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $107.2 million, $76.0 million, and $69.7 million, respectively, representing more than 10% of total revenue.

(4)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $130.1 million, $84.8 million and $77.2 million, respectively, representing more than 10% of total revenue.

(5)	Includes a $6.6 million litigation matter, a $15 thousand acquisition charge, and a $5 thousand restructuring release.

(6)	Includes a $0.5 million restructuring charge, and a $0.3 million acquisition charge.

(7)	Includes $15.6 million in litigation matters, a $1.6 million restructuring charge, a $0.8 million management transition charge, and a $0.1 million acquisition charge.

(8)	Includes a $2.7 million restructuring charge, and a $0.3 million acquisition charge.

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

Our business strategy is to be a provider of inventory management solutions that give retailers ready insight into the on-shelf availability of merchandise in their stores. Additionally, our business strategy is focusing on improving revenues and profitability, reducing costs, and improving working capital management. In support of this strategy, we provide to retailers, manufacturers and distributors our EAS systems and consumables, Alpha® high-theft solutions, Merchandise Visibility™ (RFID) products and services, and METO® hand-held labeling products. In ALS, we are focusing on those products that support our strategy and leveraging our competitive advantage in the transfer and printing of variable data onto apparel labels. We will also consider acquisitions that are aligned with our strategic plan.

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

Our ALS business was assembled over the past few years through numerous acquisitions to support our penetration into the apparel industry and to support the growth of our RFID strategy. We have made changes to right-size the ALS footprint in order to profitably provide on-time, high quality products to our apparel customers so that retailers can effectively merchandise their products. Simultaneously, we reduced our ALS product offerings to only those that are also necessary to support our RFID strategy.

During September 2014, we initiated the Profit Enhancement Plan focused on increasing profitability through strategic headcount reductions and the streamlining of manufacturing processes. Total costs of the plan through September 27, 2015 are $7 million. Total annual savings of the Profit Enhancement Plan are expected to approximate $8 million, with an expected $6 million in savings to be realized in 2015.

A number of risks and uncertainties have emerged over the past few weeks that we expect to have a material impact on our fourth quarter results. First, a number of our large North American retail customers have announced reorganizations, restructurings, mergers or spending cuts. Orders for our EAS Consumables and Alpha products have been particularly impacted by these near-term events in what is typically our busiest seasonal quarter. As a result, underabsorption in our factories due to slowdowns in production to match reduced orders likely will cause lower than anticipated gross profit margins in the fourth quarter. Second, in our largest ALS markets, several of our competitors continue to aggressively quote for open nomination new business. We anticipate the resulting market average selling price erosion will continue to negatively impact our ALS gross profit margins in the near term. Finally, foreign currency translation effects have reduced our full year revenue expectation by an additional $3 million.

In response to these market conditions, during the fourth quarter of 2015, we expect to add $20 million of additional cost reduction initiatives to the Profit Enhancement Plan. These initiatives are still being developed, but we expect that they will generate $15 million of cost reductions by the end of 2016 with the remainder of the savings realized in the following fiscal years.

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

Net Revenues

Our unit volume is driven by product offerings, number of direct sales personnel, recurring sales, and pricing. Our base of installed systems provides a source of recurring revenues from the sale of disposable tags, labels, and service revenues.

Our customers are substantially dependent on retail sales, which are seasonal, subject to significant fluctuations, and difficult to predict. In addition, current economic trends have particularly affected our customers, and consequently our net revenues have been, and may continue to be impacted in the future. Historically, we have experienced lower sales in the first half of each year.

Analysis of Statement of Operations

Thirteen Weeks Ended September 27, 2015 Compared to Thirteen Weeks Ended September 28, 2014

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter (13 weeks) ended	September 27, 2015 (Fiscal 2015)	September 28, 2014 (Fiscal 2014)	Fiscal 2015 vs. Fiscal 2014
Net revenues
Merchandise Availability Solutions	67.6%	66.9%	(8.2)%
Apparel Labeling Solutions	26.1	25.8	(8.2)
Retail Merchandising Solutions	6.3	7.3	(21.5)
Net revenues	100.0	100.0	(9.1)
Cost of revenues	59.8	55.8	(2.7)
Gross profit	40.2	44.2	(17.2)
Selling, general, and administrative expenses	33.5	34.5	(11.8)
Research and development	3.6	2.5	33.0
Restructuring expenses	—	0.3	(101.1)
Litigation settlement	4.5	—	100.0
Acquisition costs	—	0.2	(94.8)
Operating (loss) income	(1.4)	6.7	(119.2)
Interest income	0.1	0.2	(44.6)
Interest expense	0.7	0.7	(8.6)
Other gain (loss), net	0.6	—	100.0
(Loss) earnings before income taxes	(1.4)	6.2	(120.0)
Income tax expense	1.3	8.7	(86.0)
Net loss	(2.7)%	(2.5)%	(2.1)%
Net Revenues

Revenues for the third quarter of 2015 compared to the third quarter of 2014 decreased $14.7 million, or 9.1%, to $145.9 million from $160.6 million. Foreign currency translation had a negative impact on revenues of approximately $13.6 million, or 8.5%, in the third quarter of 2015 as compared to the third quarter of 2014.

(amounts in millions)			Dollar Amount Change	Percentage Change
Quarter (13 weeks) ended	September 27, 2015 (Fiscal 2015)	September 28, 2014 (Fiscal 2014)	Fiscal 2015 vs. Fiscal 2014	Fiscal 2015 vs. Fiscal 2014
Net revenues:
Merchandise Availability Solutions	$98.7	$107.5	$(8.8)	(8.2)%
Apparel Labeling Solutions	38.0	41.4	(3.4)	(8.2)
Retail Merchandising Solutions	9.2	11.7	(2.5)	(21.5)
Net revenues	$145.9	$160.6	$(14.7)	(9.1)%

Merchandise Availability Solutions

MAS revenues decreased $8.8 million, or 8.2%, during the third quarter of 2015 compared to the third quarter of 2014. After considering the foreign currency translation negative impact of $9.7 million, or 9.0%, revenues increased $0.9 million, or 0.8%, primarily due to increases in EAS Systems, Alpha®, and EAS Consumables, partially offset by decreases in Merchandise Visibility™ (RFID).

EAS Systems revenues increased in the third quarter of 2015 as compared to the third quarter of 2014, primarily due to EAS hardware roll-outs in Asia. We expect challenging year-over-year comparisons for the remainder of 2015 as roll-outs in Asia and North America replace a large North America roll-out from 2014.

Alpha® revenues increased in the third quarter of 2015 as compared to the third quarter of 2014, primarily due to stronger sales in the U.S. We expect our global Alpha® revenues in 2015 to remain constant despite significant competition entering the market. Growth is expected to be hindered due to lack of new customer build-ups which occurred in previous years and increased competitive pressure.

EAS Consumables revenues increased in the third quarter of 2015 as compared to the third quarter of 2014, primarily due to stronger EAS labels sales in the U.S. and International Americas and to a lesser extent decreases in sales in Europe and Asia Pacific. We continue to pursue selective growth opportunities by working with customers, vendors, and expanding to new categories.

Merchandise Visibility™ (RFID) revenues decreased in the third quarter of 2015 as compared to the third quarter of 2014 reflecting the sunset of projects in both Europe and the U.S. without comparable completed projects in the third quarter of 2015. We continue to expand the number of retailers piloting with RFID-based inventory management solutions. We remain confident in our ability to grow this business as our solutions continue to deliver strong return on investment results to our customers. The rate of adoption remains under pressure due to financial challenges at key retail customers.

Apparel Labeling Solutions

ALS revenues decreased $3.4 million, or 8.2%, in the third quarter of 2015 as compared to the third quarter of 2014. After considering the foreign currency translation negative impact of $2.1 million, or 5.1%, ALS revenues decreased $1.3 million, or 3.1%, primarily due to competitive pricing pressures in our Asian factories. These decreases were partially offset by increases resulting from higher demand for RFID labels. RFID labels grew nearly 20% year-over-year due to new customer roll-outs with RFID enabled technology. We expect to see some modest growth during the remainder of 2015 in our ALS business as we continue to build on new business developments in both our core and RFID labels businesses.

Retail Merchandising Solutions

RMS revenues decreased $2.5 million, or 21.5%, in the third quarter of 2015 as compared to the third quarter of 2014. After considering the foreign currency translation negative impact of $1.8 million, or 15.5%, RMS revenues decreased $0.7 million, or 6.0%, reflecting softness in our indirect markets worldwide. We anticipate HLS will face difficult revenue trends due to the continued shifts in market demand for HLS products.

Gross Profit

During the third quarter of 2015, gross profit decreased $12.2 million, or 17.2%, to $58.7 million from $71.0 million in the third quarter of 2014. The negative impact of foreign currency translation on gross profit was approximately $3.9 million, or 5.5%, in the third quarter of 2015 as compared to the third quarter of 2014. Gross profit, as a percentage of net revenues, decreased to 40.2% in the third quarter of 2015 from 44.2% in the third quarter of 2014.

Merchandise Availability Solutions

MAS gross profit as a percentage of MAS revenues decreased to 45.2% in the third quarter of 2015 from 48.6% in the third quarter of 2014. The decrease in the gross profit percentage of MAS was due primarily to lower margins in EAS Systems, Alpha®, and Merchandise Visibility™ (RFID) principally due to unfavorable manufacturing variances in our factories from lower production volumes, higher input costs, unfavorable sales mix, and the impact of the stronger U.S. Dollar eroding overall supply chain margins.

Apparel Labeling Solutions

ALS gross profit as a percentage of ALS revenues decreased to 28.0% in the third quarter of 2015 from 34.4% in the third quarter of 2014. The decrease in the gross profit percentage of ALS was primarily due to average selling price erosion in certain geographies due to market oversupply, partially offset by volume increases in both RFID labels and legacy tickets and tags.

Retail Merchandising Solutions

RMS gross profit as a percentage of RMS revenues decreased to 37.1% in the third quarter of 2015 from 38.6% in the third quarter of 2014. The decrease in the gross profit percentage of RMS was primarily due to lower sales and production volumes partially offset by our cost reduction initiatives.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $6.6 million, or 11.8%, during the third quarter of 2015 compared to the third quarter of 2014. Foreign currency had a favorable impact on the 2015 expense of $4.4 million, or 7.9%. After considering the foreign currency translation impact, SG&A expenses decreased $2.2 million due to a reversal of a portion of our performance incentive accrual and a decrease of our incentive award expense. The benefits of our cost reduction initiatives were offset by incremental spending increases related to our strategic initiatives and some one-time consulting costs in the quarter.

Research and Development Expenses

Research and development (R&D) expenses were $5.3 million, or 3.6% of revenues, in the third quarter of 2015 compared to the $4.0 million, or 2.5% of revenues in the third quarter of 2014, as we have increased our investment in the development of new products and solutions.

Restructuring Expenses

Restructuring expenses were a net $5 thousand income, or 0.0% of revenues in the third quarter of 2015 compared to $0.5 million of expense or 0.3% of revenues in the third quarter of 2014. The decrease is due to the wind-down of the Global Restructuring Plan, including Project LEAN partially offset by additional expense incurred related to the initiation of our Profit Enhancement Plan in September 2014.

Litigation Matters

During the third quarter of 2015, we recorded an expense for a legal contingency accrual of $6.6 million relating to the All-Tag litigation as a result of the August 18, 2015 United States District Court for the Eastern District of Pennsylvania ruling as further described in Note 12 to the Consolidated Financial Statements.

Acquisition Costs

Acquisition costs were $15 thousand for the third quarter of 2015 compared to $0.3 million for the third quarter of 2014. The decrease is due to a reduction in legal and arbitration-related costs incurred for the May 2011 acquisition of the Shore to Shore businesses. The Shore to Shore arbitration matter was settled during the third quarter of 2015 without further costs incurred by us as further described in Note 4 to the Consolidated Financial Statements.

Interest Income and Interest Expense

Interest income for the third quarter of 2015 was $0.2 million which is comparable to the $0.3 million recognized in the third quarter of 2014.

Interest expense for the third quarter of 2015 decreased $0.1 million from the third quarter of 2014. The decrease in interest expense was primarily due to significant reductions in the outstanding balance on our Senior Secured Credit Facility as well as a reduction in non-cash imputed interest expense on our Financing Liability resulting from the weakening of the Euro against the US Dollar.

Other Gain (Loss), net

Other gain (loss), net was a net gain of $0.9 million in the third quarter of 2015 compared to a net gain of $10 thousand in the third quarter of 2014. The change was primarily due to a $0.9 million foreign exchange gain during the third quarter of 2015 compared to a $37 thousand foreign exchange loss in the third quarter of 2014. The increased foreign exchange gain is primarily attributed to U.S. Dollar and Euro fluctuations versus currencies in emerging markets where hedging is either impossible or impractical.

Income Taxes

The effective tax rate for the third quarter of 2015 was negative 98.4% as compared to 140.6% for the third quarter of 2014. The change in the effective tax rate was due to the mix of income between subsidiaries and increased losses in entities with valuation allowances for which no tax benefit is received.

Net Loss

Net loss was $4.0 million, or $0.09 per diluted share, during the third quarter of 2015 compared to a net loss of $4.1 million, or $0.10 per diluted share, during the third quarter of 2014. The weighted-average number of shares used in the diluted earnings per share computation was 43.0 million and 42.1 million for the third quarters of 2015 and 2014, respectively.

Thirty-nine Weeks Ended September 27, 2015 Compared to Thirty-nine Weeks Ended September 28, 2014

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Net Revenues		Percentage Change In Dollar Amount
Nine months (39 weeks) ended	September 27, 2015 (Fiscal 2015)	September 28, 2014 (Fiscal 2014)	Fiscal 2015 vs. Fiscal 2014
Net revenues
Merchandise Availability Solutions	64.4%	65.2%	(13.1)%
Apparel Labeling Solutions	28.9	27.4	(6.9)
Retail Merchandising Solutions	6.7	7.4	(19.9)
Net revenues	100.0	100.0	(11.9)
Cost of revenues	58.1	57.0	(10.2)
Gross profit	41.9	43.0	(14.1)
Selling, general, and administrative expenses	36.0	34.5	(7.9)
Research and development	3.5	2.4	26.4
Restructuring expenses	0.4	0.6	(41.2)
Litigation settlement	3.7	—	100.0
Acquisition costs	—	0.1	(53.6)
Other operating income	(0.1)	—	100.0
Operating (loss) income	(1.6)	5.4	(126.6)
Interest income	0.2	0.2	(27.1)
Interest expense	0.8	0.7	(17.6)
Other gain (loss), net	0.1	(0.1)	(170.3)
(Loss) earnings before income taxes	(2.1)	4.8	(138.6)
Income tax expense	1.7	3.6	(57.6)
Net (loss) earnings	(3.8)%	1.2%	(383.9)%

Net Revenues

Revenues for the first nine months of 2015 compared to the first nine months of 2014 decreased $56.9 million, or 11.9%, to $422.0 million from $478.9 million. Foreign currency translation had a negative impact on revenues of approximately $39.7 million, or 8.3%, in the first nine months of 2015 as compared to the first nine months of 2014.

(amounts in millions)			Dollar Amount Change	Percentage Change
Nine months (39 weeks) ended	September 27, 2015 (Fiscal 2015)	September 28, 2014 (Fiscal 2014)	Fiscal 2015 vs. Fiscal 2014	Fiscal 2015 vs. Fiscal 2014
Net revenues:
Merchandise Availability Solutions	$271.5	$312.4	$(40.9)	(13.1)%
Apparel Labeling Solutions	122.2	131.2	(9.0)	(6.9)
Retail Merchandising Solutions	28.3	35.3	(7.0)	(19.9)
Net revenues	$422.0	$478.9	$(56.9)	(11.9)%

Merchandise Availability Solutions

MAS revenues decreased $40.9 million, or 13.1%, during the first nine months of 2015 compared to the first nine months of 2014. After considering the foreign currency translation negative impact of $27.7 million, or 8.9%, revenues decreased $13.2 million, or 4.2%, primarily due to decreases in EAS systems and Alpha®. There were also less significant decreases in EAS consumables and CheckView®. These decreases were partially offset by an increase in Merchandise Visibility™ (RFID).

EAS systems revenues decreased in the first nine months of 2015 as compared to the first nine months of 2014, primarily due to a large roll-out in the U.S. that was ongoing in the first nine months of 2014 without comparable projects for 2015. This was offset partially by new large roll-outs in Asia and increases in International Americas. In July 2015, we began a new EAS hardware roll-out with a major Asian retailer. We expect challenging year-over-year comparisons for the remainder of 2015 as roll-outs in Asia and North America replace a large North America roll-out from 2014.

Alpha® revenues decreased in the first nine months of 2015 as compared to the first nine months of 2014, primarily due to strong sales in the U.S. and Asia with key customers in 2014 without comparable levels of demand in 2015. The decreases were partially offset by increases in Europe and International Americas primarily due to larger orders completed in the first nine months of 2015 without comparable orders in 2014. We expect growth to be hindered due to lack of new customer build-ups which occurred in previous years and increased competitive pressure.

EAS consumables revenues decreased in the first nine months of 2015 as compared to the first nine months of 2014, primarily due to decreased EAS label revenues in the U.S. and Europe, and to a lesser extent decreases in Asia. These decreases were partially offset by increases in Hard Tag @ Source™ revenues in the U.S. We continue to pursue selective growth opportunities by working with customers, vendors, and expanding to new categories.

Merchandise Visibility™ (RFID) revenues increased in the first nine months of 2015 as compared to the first nine months of 2014 as the business continues to gain traction with installations at several major retailers in the Europe. This increase was partially offset by decreases in the U.S. due to a large roll-out that was ongoing in the first nine months of 2014 without a comparable project for 2015. We continue to expand the number of retailers piloting with RFID-based inventory management solutions. We remain confident in our ability to grow this business as our solutions continue to deliver strong return on investment results to our customers. The rate of adoption remains under pressure due to financial challenges at key retail customers.

We now only provide CheckView® CCTV services in Asia in connection with EAS systems when our customers require combined security solutions. Due to our decreased focus on this business, our CheckView® Asia revenues decreased in the first nine months of 2015 as compared to the first nine months of 2014. This decline was mostly attributable to decreases in revenue in the first quarter of 2015 compared to the first quarter of 2014.

Apparel Labeling Solutions

ALS revenues decreased $9.0 million, or 6.9%, in the first nine months of 2015 as compared to the first nine months of 2014. After considering the foreign currency translation negative impact of $6.2 million, or 4.7%, the revenues decreased $2.8 million, or 2.2%, driven by declines in sales in Asia, the U.S. and Europe due to the impact of some market share loss, market pricing pressures, and lower volumes with some key retailers in our legacy ticket and tag business. This decrease was partially offset by increases in Europe and Asia resulting from higher demand for RFID labels. RFID labels grew over 12% year-over-year due to new customer roll-outs with RFID enabled technology. We expect to see some modest growth during the remainder of 2015 in our ALS business as we continue to build on new business developments in both our core and RFID labels businesses.

Retail Merchandising Solutions

RMS revenues decreased $7.0 million, or 19.9%, in the first nine months of 2015 as compared to the first nine months of 2014. After considering the foreign currency translation negative impact of $5.8 million, or 16.5%, the revenues decreased $1.2 million, or 3.4%, due to decreased sales of our Hand-held Labeling Solutions (HLS) in Europe and the impact of the sunset of a major project in the U.S., partially offset by increases in Retail Display Solutions revenues in Europe. We anticipate HLS will continue to face difficult revenue trends due to the on-going shifts in market demand for HLS products.

Gross Profit

During the first nine months of 2015, gross profit decreased $29.0 million, or 14.1%, to $176.8 million from $205.8 million in the first nine months of 2014. Foreign currency translation had a negative impact on gross profit of approximately $11.0 million, or 5.3%, in the first nine months of 2015 as compared to the first nine months of 2014. Gross profit, as a percentage of net revenues, decreased to 41.9% in the first nine months of 2015 from 43.0% in the first nine months of 2014.

Merchandise Availability Solutions

MAS gross profit as a percentage of MAS revenues increased to 47.5% in the first nine months of 2015 from 47.2% in the first nine months of 2014. The increase in the gross profit percentage of MAS was primarily due to higher margins in EAS Systems, Alpha®, and Merchandise Visibility (RFID) reflecting our operational initiatives in field service, professional services, pricing and supply chain optimization. Alpha® margins increased due to manufacturing cost savings, margin enhancement initiatives and favorable mix of sales towards higher margin products. Merchandise Visibility margins also increased as revenue growth drove strong utilization of our professional services team. The margin improvement was partially offset by the stronger U.S. Dollar eroding overall supply chain margins, as well as unfavorable manufacturing variances in our EAS Consumables factories from lower production volumes and higher input costs.

Apparel Labeling Solutions

ALS gross profit as a percentage of ALS revenues decreased to 30.3% in the first nine months of 2015, from 34.8% in the first nine months of 2014. The decrease in the gross profit percentage of ALS was primarily due to the weaker Euro, accelerated depreciation on machinery in Asia that has been removed from production, overhead under-absorption due to lower production volumes and competitive pricing pressures in certain geographies due to market overcapacity.

Retail Merchandising Solutions

RMS gross profit as a percentage of RMS revenues increased to 37.6% in the first nine months of 2015 from 36.1% in the first nine months of 2014. The increase in the gross profit percentage of RMS was primarily due to improvements in manufacturing efficiencies in the first nine months of 2015.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $13.1 million, or 7.9%, during the first nine months of 2015 compared to the first nine months of 2014. Foreign currency had a favorable impact on the 2015 expense of $13.1 million. After considering the foreign currency translation impact, SG&A expenses were flat year-over-year due to offsetting changes. The decreases were due to a reversal of a portion of our performance incentive accrual, a decrease of our incentive award expense, and the benefits of our cost reduction initiatives. The increases were due to management transition costs of $0.8 million incurred in the first quarter of 2015 without comparable expense in 2014, as well as incremental spending increases related to our strategic initiatives.

Research and Development Expenses

Research and development (R&D) expenses were $14.7 million, or 3.5% of revenues, in the first nine months of 2015 and $11.7 million, or 2.4% of revenues, in the first nine months of 2014, as we have increased our investment in the development of new products and solutions.

Restructuring Expenses

Restructuring expenses were $1.6 million, or 0.4% of revenues, in the first nine months of 2015 compared to $2.7 million, or 0.6% of revenues, in the first nine months of 2014. The decrease is a result of the completion of Project LEAN partially offset by additional expense incurred related to the continued execution of our Profit Enhancement Plan.

Litigation Matters

During the third quarter of 2015, we incurred an expense for a legal contingency accrual of $6.6 million relating to the All-Tag litigation as a result of the August 18, 2015 United States District Court for the Eastern District of Pennsylvania ruling as further described in Note 12 to the Consolidated Financial Statements. Additionally, during the second quarter of 2015, we incurred a litigation expense of $9.0 million relating to a litigation settlement entered into by us on June 26, 2015 with AIG related to its claims for reimbursement of legal fees, costs, and expenses previously paid by AIG on our behalf for the defense of the USS matter as further described in Note 12 to the Consolidated Financial Statements.

Acquisition Costs

Acquisition costs were $0.1 million for the first nine months of 2015 compared to $0.3 million for the first nine months of 2014. The decrease is due to a reduction in legal and arbitration-related costs incurred for the May 2011 acquisition of the Shore to Shore businesses. The Shore to Shore arbitration matter was settled during the third quarter of 2015 without further costs incurred by us as further described in Note 4 to the Consolidated Financial Statements.

Other Operating Income

Other operating income for the first nine months of 2015 increased $0.5 million from the comparable first nine months of 2014. The increase is due to the sale of customer-related receivables associated with the renewal and extension of sales-type lease arrangements in the first nine months of 2015. There were no sales of customer-related receivables in the first nine months of 2014.

Interest Income and Interest Expense

Interest income was $0.6 million in the first nine months of 2015 compared to $0.9 million in the first nine months of 2014. The decrease in interest income was primarily due to decreased interest income recognized for sales-type leases.

Interest expense for the first nine months of 2015 decreased $0.6 million from the first nine months of 2014. The decrease in interest expense was primarily due to significant reductions in the outstanding balance on our Senior Secured Credit Facility as well as a reduction in non-cash imputed interest expense on our Financing Liability resulting from the weakening of the Euro against the US Dollar.

Other Gain (Loss), net

Other gain (loss), net was a net gain of $0.4 million in the first nine months of 2015 compared to a net loss of $0.5 million in the first nine months of 2014. The balances were entirely due to foreign exchange gains and losses during the first nine months of 2015 and 2014, respectively. The increased foreign exchange gain is primarily attributed to U.S. Dollar and Euro fluctuations versus currencies in emerging markets where hedging is either impossible or impractical.

Income Taxes

The effective tax rate for the first nine months of 2015 was negative 82.5% as compared to the year to date effective rate for the first nine months of 2014 of 75.2%. The change in the effective tax rate was due to the mix of income between subsidiaries and increased losses in entities with valuation allowances for which no tax benefit is received.

Net (Loss) Earnings

Net loss was $16.0 million, or $0.37 per diluted share, during the first nine months of 2015 compared to net earnings of $5.7 million, or $0.13 per diluted share, during the first nine months of 2014. The weighted-average number of shares used in the diluted earnings per share computation was 42.9 million and 42.3 million for the first nine months of 2015 and 2014, respectively.

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

As of September 27, 2015, our cash and cash equivalents were $98.1 million compared to $135.5 million as of December 28, 2014. A significant portion of this cash is held overseas and can be repatriated. We do not expect to incur material costs associated with repatriation. Cash and cash equivalents changed in 2015 primarily due to $22.9 million of cash used in financing activities, $13.4 million of cash used in investing activities, and an unfavorable $8.8 million effect of foreign currency, offset by $7.7 million of cash provided by operating activities.

Cash provided by operating activities was $34.2 million lower during the first nine months of 2015 compared to the first nine months of 2014. Our cash from operating activities was negatively impacted by a decrease in operating income, an increase in accounts receivable, and a decrease in other liabilities, which was offset by decreased inventory investments, decreased other assets, and increased accounts payable and unearned revenues balances.

Cash used in investing activities was $0.9 million higher during the first nine months of 2015 compared to the first nine months of 2014. This was primarily due to an increase in the acquisition of property, plant, and equipment during the first nine months of 2015 compared to the first nine months of 2014.

Cash used in financing activities was $18.0 million higher during the first nine months of 2015 compared to the first nine months of 2014. This was primarily due to the payout of our dividend and purchase of shares of our common stock on the open market pursuant to our previously announced share repurchase program, which was partially offset by a greater reduction of debt levels in the first nine months of 2014 compared to the first nine months of 2015.

Our percentage of total debt to total equity as of September 27, 2015, was 23.7% compared to 19.9% as of December 28, 2014. As of September 27, 2015, our working capital was $180.7 million compared to $232.6 million as of December 28, 2014.

We continue to reinvest in the Company through our investment in technology and process improvement. Our investment in R&D amounted to $14.7 million and $11.7 million during the first nine months of 2015 and 2014, respectively. These amounts are reflected in cash used in operations, as we expense our R&D as it is incurred. We anticipate additional spending to be about $5.0 million on R&D to support achievement of our strategic plan during the remainder of 2015.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first nine months of 2015, our contribution to these plans was $3.3 million. Our total funding expectation for 2015 is $4.4 million. We believe our current cash position and cash generated from operations will be adequate to fund these requirements.

Acquisition of property, plant, and equipment during the first nine months of 2015 totaled $13.9 million compared to $12.8 million during the same period in 2014. We anticipate our capital expenditures, used primarily to upgrade information technology, improve our production capabilities, and upgrade facilities, to be about $6.0 million for the remainder of 2015.

Senior Secured Credit Facility

On December 11, 2013, we entered into a new $200.0 million five-year senior secured multi-currency revolving credit facility (2013 Senior Secured Credit Facility) agreement (2013 Credit Agreement) with a syndicate of lenders. As of September 27, 2015, we were in compliance with all of our covenants, and although we cannot provide full assurance, we expect to be in compliance for the next twelve months.

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
The Dividend did not provide any cash payment or benefit to stock options, restricted stock units, or performance shares, and instead only applied to the outstanding common stock and as outlined in the executive and director deferred compensation plans. The non-cash portion of the Dividend of $0.4 million was credited to the executive and director deferred compensation plan deferred stock accounts on April 10, 2015 in accordance with the plans.

Provisions for Restructuring

During September 2014, we initiated the Profit Enhancement Plan focused on increasing profitability through strategic headcount reductions and the streamlining of manufacturing processes. Total costs of the plan through September 27, 2015 are $7 million. Total annual savings of the Profit Enhancement Plan are expected to approximate $8 million, with an expected $6 million in savings to be realized in 2015. During the fourth quarter of 2015, we expect to add $20 million of additional cost reduction initiatives to the Profit Enhancement Plan. These initiatives are still being developed, but we expect that they will generate $15 million of cost reductions by the end of 2016 with the remainder of the savings realized in the following fiscal years.

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

Contractual Obligations

There have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 28, 2014. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $26.4 million as of September 27, 2015, and $31.3 million as of December 28, 2014, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no significant changes to the market risks as disclosed in Part II - Item 7A. - “Quantitative And Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 28, 2014 as amended by our Amendment No. 1 to our Annual Report on Form 10-K/A filed on November 3, 2015 with the Securities and Exchange Commission.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third-party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in Other Gain (Loss), net on our Consolidated Statements of Operations. As of September 27, 2015, we had currency forward exchange contracts with notional amounts totaling approximately $6.6 million. The fair values of the forward exchange contracts were reflected as a $14 thousand asset and a $0.1 million liability included in Other Current Assets and Other Current Liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, conducted an evaluation (as required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act)) of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, due to the material weakness identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 27, 2015.

Material Weakness

During the preparation of the third quarter financial statements, we discovered financial statement errors attributable to the accounting for our quarterly income tax provision. As a result of these errors, on November 2, 2015, the Audit Committee of our Board of Directors concluded that our unaudited financial statements for the quarterly period ended March 29, 2015, the quarterly period ended June 28, 2015 and the year-to-date period ended June 28, 2015 contained in the Company’s Quarterly Reports on Form 10-Q for the quarterly period ended March 29, 2015 and the quarterly period ended June 28, 2015 should no longer be relied upon due to the effect of financial statement errors that are attributable to an error in the accounting for the Company’s quarterly income tax provision. We have restated the previously-issued financial statements for the quarterly periods ended March 29, 2015 and June 28, 2015 and the six month period ended June 28, 2015 and have filed amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 29, 2015 and June 28, 2015 to include those restated financial statements and provide related disclosure.

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

The control deficiency constituted a material weakness, but did not result in a material misstatement to our audited consolidated financial statements for the year ended December 28, 2014, or any of the interim unaudited consolidated financial statements for the quarters included therein. However, the control deficiency could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected. We have filed an amendment to our Annual Report on Form 10-K for the year ended December 28, 2014 on Form 10-K/A to reflect the conclusion by management that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 28, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 12 to the Consolidated Financial Statements for the discussion of legal proceedings under Contingencies, which is incorporated herein by reference.

Item 1A. RISK FACTORS

There have been no material changes from December 28, 2014 to the significant risk factors and uncertainties known to us that, if they were to occur, could materially adversely affect our business, financial condition, operating results and/or cash flow. For a discussion of our risk factors, refer to Part I - Item 1A - “Risk Factors”, contained in our Amended Annual Report on Form 10-K for the year ended December 28, 2014, as amended by our Amendment No. 1 to our Annual Report on Form 10-K/A.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 4, 2010.

Exhibit 3.3	Articles of Amendment to the Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2007.

Exhibit 10.1	2015 Incentive Award Plan is hereby incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8, filed with the SEC on August 4, 2015.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Acting Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

November 3, 2015	/s/ James M. Lucania
James M. Lucania
Acting Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 4, 2010.

Exhibit 3.3	Articles of Amendment to the Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2007.

Exhibit 10.1	2015 Incentive Award Plan is hereby incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8, filed with the SEC on August 4, 2015.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Acting Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.