Form 10-K
period 2015-12-27
CHECKPOINT SYSTEMS INC
filed 2016-03-03
CIK 215419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of June 28, 2015, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $428,975,760.
As of February 26, 2016, there were 41,494,015 shares of the Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CHECKPOINT SYSTEMS, INC.

FORM 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and reflect the Company’s judgment as of the date of this report. Forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “forecast,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” By their nature, forward-looking statements address matters that are subject to risks and uncertainties. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited, to the following: the impact upon operations of accounting policies review and improvement; the impact upon operations of legal and tax compliance matters or internal controls review, improvement and remediation, including the detection of wrongdoing, improper activities, or circumvention of internal controls; our ability to successfully implement our strategic plan; our ability to manage growth effectively including our ability to integrate acquisitions and to achieve our financial and operational goals for our acquisitions; changes in economic or international business conditions; foreign currency exchange rate and interest rate fluctuations; lower than anticipated demand by retailers and other customers for our products; slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; our ability to provide and market innovative and cost-effective products; the development of new competitive technologies; our ability to maintain our intellectual property; competitive pricing pressures causing profit erosion; the availability and pricing of component parts and raw materials; possible increases in the payment time for receivables as a result of economic conditions or other market factors; our ability to comply with covenants and other requirements of our debt agreements; changes in regulations or standards applicable to our products; our ability to successfully implement global cost reductions in operating expenses including, field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits; our ability to maintain effective internal control over financial reporting; risks generally associated with information systems upgrades and our company-wide implementation of an enterprise resource planning (ERP) system; the risk that the we may be unable to obtain shareholder approval as required for the merger with CCL Industries Inc. (the Merger); the risk that conditions to the closing of the Merger may not be satisfied and required regulatory approvals may not be obtained; the possibility that Merger may involve unexpected costs, liabilities or delays; the possibility that our business may suffer as a result of uncertainty surrounding the Merger; the outcome of any legal proceedings related to the Merger; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the ability to recognize benefits of the Merger; risks that the Merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger; and other risks to consummation of the Merger, including the risk that the Merger will not be consummated within the expected time period or at all. If the Merger is consummated, our shareholders will cease to have any equity interest in the Company and will have no right to participate in its earnings and future growth and additional matters discussed more fully in this report under Item 1A. “Risk Factors Related to Our Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements included in this Annual Report are made only as of the date of this document, and we undertake no obligation to update these statements to reflect the subsequent events or circumstances other than as may be required by law.

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

Within loss-prevention, we are a leading provider of electronic article surveillance (EAS) systems and tags using RF. We also engineer systems using RF and product protection solutions using (AM) technology. Our loss prevention solutions enable retailers to safely display merchandise in an open environment. We also offer customers the convenience of tagging their merchandise or associated packaging at the manufacturing source.

Increasingly, retailers and manufacturers are focused on tracking assets moving through the supply chain. In response to this growing market opportunity, we provide a portfolio of inventory management solutions in the form of Radio Frequency Identification (RFID) products and services principally for apparel retailers, department stores and hypermarkets and mass merchants. Our products give customers precise details on merchandise location and quantity as it travels from the manufacturing source through to the retail store.

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

To achieve these objectives, we expect to continuously enhance and expand our technologies and products, and provide superior service to our customers. We intend to offer customers a wide variety of integrated shrink management solutions, apparel labeling, and retail merchandising solutions characterized by superior quality, ease-of-use, and good value, with enhanced merchandising opportunities. We also intend to to complement our internally-developed innovation with targeted strategic acquisitions.

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

MERCHANDISE AVAILABILITY SOLUTIONS

Our largest segment provides shrink management and inventory management (RFID) solutions to retailers. Our MAS segment represented approximately 65%, 66%, and 67% of total revenues in 2015, 2014, and 2013, respectively. The diversified line of products offered in this segment is designed to help retailers in a number of ways: prevent inventory losses caused by theft, reduce selling costs through lower staff requirements, enhance consumer shopping experiences, improve inventory management, and boost sales by having the right goods available when consumers are ready to buy. These broad and flexible product lines are marketed and serviced by our direct sales and service organizations, in all major markets, complemented by an extensive distributor and franchisee network, positioning us to be a preferred supplier to retailers around the world.

Our EAS products let retailers openly display their merchandise, which contributes to maximizing sales. We believe that we hold a significant share of installed worldwide EAS systems through the deployment of our proprietary EAS-RF technologies. EAS systems revenues accounted for 26%, 27%, and 28% of our 2015, 2014, and 2013 total revenues, respectively.

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

All participants in the retail supply chain look for ways to operate with maximum efficiency. Many of our products and services, including labels that are fully integrated with EAS and/or RFID capability, help our customers to achieve critical objectives, such as meeting tight delivery schedules and preventing losses caused by tracking failure, theft, misplacement or counterfeiting. EAS consumables revenues represented 16%, 16% and 15% of our total revenues for 2015, 2014, and 2013, respectively.

Our Alpha® solutions are focused on two niche areas in retail theft: the need to protect high-risk merchandise and the need to safely display merchandise in ways that permit consumers to pick up and handle goods before deciding to buy. For 2015, 2014, and 2013, our Alpha® business represented 18%, 19%, and 19% of our revenues, respectively.

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

Our antennas and deactivators are technology-rich and upgradeable. Our EVOLVE™ platform sets a new standard in retail loss prevention and customer tracking. With its advanced data analytics and networking capabilities, EVOLVE™ delivers superior performance coupled with significant energy savings. EVOLVE™ is compatible with our EAS software suite and EAS and RFID tags and labels, as well as products of other suppliers. All hardware products are connected through the internet to our software, with Internet of things (IoT) becoming a growing theme.

In 2015, we introduced a new range of next generation RFID and RFID upgradeable EAS antennas. These new antennas represent the next step beyond our EVOLVE product line and are aimed at customers who are adopting RFID technologies. We are in the midst of a major upgrade project for a large North American customer and are building our pipeline of upgrades to this next generation technology.

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

In 2015, we introduced a new line of specialty labels for application on food products. We are enjoying quick adoption of this new technology across our existing customer base as they expand EAS protection to previously challenging categories. In 2015 we also introduced additional economy level consumables which enable us to compete for retailers with more limited use case requirements.

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

We continue to grow our Spider Wraps® business as retailers continue to show strong demand for new Attack Spiders® and Mini Spiders introduced over the past several years.

Merchandise Visibility™ Solutions (RFID)

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

We also have taken the important step of using our technical and applications expertise to develop solutions that seamlessly integrate Merchandise Visibility with loss prevention; the RFID Based EAS Overhead Solution helps retailers improve their operations by using a single RFID tag to deliver both benefits. In 2015, we launched our next generation RFID Antenna, the E10 2.0 to complement our existing portfolio of RFID readers such as our Overhead Solution.

APPAREL LABELING SOLUTIONS

ALS is our second largest segment. ALS revenues represented 28%, 26%, and 26% of our total revenues for 2015, 2014, and 2013, respectively. We provide apparel retailers, brand owners, and manufacturers with a single source for their apparel labeling requirements. ALS includes our web-based data management service and network of 19 service bureaus strategically located in 15 countries. Our data management service offers order entry, logistics, and data management capabilities. It facilitates on-demand printing of variable information onto apparel tags and labels.

Apparel labels and the systems that manage them have many different but synergistic roles including variable data management, brand identity, merchandise visibility, shrink management and supply chain management. The apparel labeling business is evolving from the conveying of essential information to the consumer to also sharing critical data about tagged apparel merchandise at the factory, in the store, or at any point in between. We integrate loss prevention and/or merchandise visibility functionality into traditional apparel tags, helping retailers reduce costs and improve operational synergies in their stores and throughout their supply chains. Products include graphic tags and labels, variable data tags and labels, woven labels, care and content labels, printed fabric and specialty trim labels, fully integrated tags and labels and RFID tags and labels.

We are leveraging our competitive advantage in the transfer and printing of variable data onto apparel labels, which increasingly serve as carriers for RFID solutions used in item-level tagging. We believe that our data management and service bureau network is one of the most robust in the industry and we believe our ability to integrate RFID as well as EAS-RF at manufacturing source will place us among just a handful of suppliers offering fully integrated, intelligent apparel labeling.

As we narrow our manufacturing focus in apparel labeling, we intend to continue offering our customers all the labeling solutions they need to effectively merchandise their products.

RETAIL MERCHANDISING SOLUTIONS

Our RMS segment includes hand-held labeling applicators and tags, promotional displays, and customer queuing systems. RMS, which is focused on European and Asian markets, represents approximately 7% of our business, with no product group in this segment accounting for as much as 10% of our revenues. These traditional products broaden our reach among retailers, promote their products and enable them to communicate with their customers in an effective manner. Many of the products in this segment represent high-margin items with a high level of recurring sales of associated consumables such as labels. As a result of the increasing use of digital scanning technology in retail, our HLS products serve a declining market.

Hand-held Labeling Systems

Our METO® HLS products include a complete line of hand-held price marking and label application solutions, primarily sold to retailers and manufacturing industry. Sales of labels, consumables, and service generate a significant source of recurring revenues. As retail scanning becomes widespread, in-store retail price marking applications continue to decline. Our HLS products possess a market-leading position in several European countries.

Retail Display Systems

Our RDS solutions include a wide range of products for customers in certain retail sectors, such as supermarkets and do-it-yourself, where high-quality signage and in-store price promotion are important. Product categories include traditional retail promotional systems for in-store communication and electronic graphics display, and customer queuing systems. Product categories include traditional in-store retail promotional systems, shelf management solutions and customer queuing systems.

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

Shoplifting and employee theft are major causes of retail shrinkage. The 2015 Global Retail Theft Barometer estimates that shrink averages 1.42% of retail sales. As a result, retailers recognize that the implementation of effective electronic security solutions can significantly reduce shrinkage, increase their merchandise availability, and enhance their customers' shopping experience. These are among the ways that we help retailers lose less merchandise.

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

We involve customers, engineering, manufacturing, and marketing in the design and development of our products. For the majority of our RF and RFID sensor product lines, we purchase raw materials from outside suppliers and assemble electronic components at our facilities in China. The manufacture of some RF sensors sold in Europe is outsourced. For our EAS disposable tag production, we purchase raw materials and components from suppliers and complete the manufacturing process at our facilities in Japan, Germany, the U.S. and China. For our Alpha® product line production, we purchase raw materials and components from suppliers and complete the manufacturing process at our facilities in the U.S. as well as using outsourced manufacturing in China.

The principal raw materials and components used by us in the manufacture of our products are electronic components and circuit boards for our systems; aluminum foil, resins, paper, and hydrochloric acid solutions for our disposable tags; and polymer resin and electronic components for our Alpha® and hard tag consumables products. While most of these materials are purchased from several suppliers, there are alternative sources for all such materials. The products that are not manufactured by us are sub-contracted to manufacturers selected for their manufacturing and assembly skills, quality, and price.

Apparel Labeling Solutions

We manufacture labels and tags for apparel. Our ALS network of 19 service bureaus located in 15 countries supplies apparel customers with customized apparel tags and labels in the location where their goods are manufactured. We have an expansive manufacturing presence in 15 countries, all in close proximity to garment manufacturers. Our main production facilities are located in the Netherlands, Bangladesh, and China, with other key production facilities situated in the U.S., India, and Turkey. For our RFID labels, we primarily rely on outside sources for the bonding of chips to circuits to assemble wet and dry inlays. These inlays are further converted to finished products in our facilities in Europe, North America, and Asia. We also source EAS-RF labels from our Merchandise Availability Solutions segment for integration in certain of our tags.

The principal raw materials and components used by us in the manufacture of our products are paper, ink, adhesives and yarn as well as inlays for our RFID labels.

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

The principal raw materials used by us in the manufacture of our products are laminate and resin. The primary components used to assemble our hand-held labeling applicators are bodies, base plates and transports.

DISTRIBUTION

For our major product lines, we principally sell to end customers using our direct sales force of 370 people. To improve our sales efficiency, we also distribute products through an independent network of resellers. This distribution channel supports and services smaller customers. This indirect channel, which has primarily sold EAS solutions, is being broadened and expanded to include more product lines, including Retail Merchandising Solutions, as we focus on improved sales productivity.

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

BACKLOG

Our backlog of orders was approximately $25.8 million at December 27, 2015, compared to approximately $29.0 million at December 28, 2014. We anticipate that substantially all of the backlog at the end of 2015 will be delivered during 2016. In the opinion of management, the amount of backlog is not indicative of trends in our business. Our security business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.

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

COMPETITION

Merchandise Availability Solutions

Currently, our EAS systems and consumables are sold primarily to retail establishments. Our principal global competitor in the EAS industry is Tyco International Ltd. (Tyco), through its Tyco Retail Solutions business within the NA Installation & Services and ROW Installation & Services segments. Tyco is a diversified global company with interests in security products and services, fire protection and detection products and services, valves and controls and other industrial products. Tyco’s reported 2015 revenues were approximately $9.9 billion, of which $7.3 billion was attributable to the NA Installation & Services and ROW Installation & Services segments.

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

Retail Merchandising Solutions

We face no single competitor in any international market across our entire retail merchandising solutions product range. HL Display AB and VFK Renzel GMBH are our largest competitors in RDS, primarily in Europe. In hand-held labeling solutions, we compete with Contact Labeling Systems, SATO DCS & Labeling Worldwide, Garvey Products Inc., Hallo, Avery Dennison Corporation, and Prix International.

OTHER MATTERS

Research and Development

We spent $19.5 million, $15.3 million, and $17.5 million, in research and development activities during 2015, 2014, and 2013, respectively. Our R&D emphasis is on continually broadening our product lines, reducing costs, and expanding the markets and applications for all products. We believe that our future growth is dependent, in part, on the products and technologies resulting from these efforts.

We continue to develop and expand our product lines with new solutions, performance improvements, and the introduction of products targeted toward international growth markets. We intend to continue to develop and introduce technologies and processes that support our single source, best-in-class RFID capability.

Employees

As of December 27, 2015, we had 4,814 employees, including seven executive officers, 130 employees engaged in research and development activities, 363 field service employees, and 409 employees engaged in sales and marketing activities. There were 80 fewer employees on December 27, 2015 than on December 28, 2014. In the United States, none of our employees are represented by a union. In Asia and Europe, approximately 1,897 and 290 of our employees, respectively, are represented by various unions or work councils.

Financial Information about Geographic and Business Segments

We operate both domestically and internationally in the three distinct business segments described previously. The financial information regarding our geographic and business segments, which includes net revenues and gross profit for each of the years in the three-year period ended December 27, 2015, and long-lived assets as of December 27, 2015 and December 28, 2014, is provided in Note 18 of the Consolidated Financial Statements.

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

Executive Officers of the Company

The following table sets forth certain current information concerning our executive officers, including their ages, position, and tenure as of the date hereof:

Name	Age	Tenure with Company	Position with the Company and Date of Election to Position
George Babich, Jr.	63	9 years	President and Chief Executive Officer since February 2013; Director since 2006
James M. Lucania	37	3 years	Senior Vice President, Chief Financial Officer and Treasurer since November 2015
Per H. Levin	58	21 years	President, Merchandise Availability Solutions since January 2015
S. James Wrigley	62	6 years	President and Chief Operating Officer, Apparel Labeling Solutions since June 2012
Bryan T. R. Rowland	36	13 years	Vice President, General Counsel and Secretary since May 2014
Carol P. Roy	64	8 years	Chief Human Resources Officer since February 2015
Uwe Sydon	53	2 years	Senior Vice President of Innovation since May 2014

Mr. Babich was appointed President and Chief Executive Officer of Checkpoint Systems, Inc. on February 4, 2013, after serving as Interim President and Chief Executive Officer since May 3, 2012. He has served as a member of the Board of Checkpoint since 2006. Mr. Babich was President of Pep Boys - Manny Moe & Jack from 2002 until 2005; from 2000 until 2004 he was Chief Financial Officer of Pep Boys and served as an Officer of Pep Boys since 1996. Previously, he was a Financial Executive for Morgan, Lewis & Bockius, The Franklin Mint, Pepsico Inc. and Ford Motor Company. Mr. Babich has served as a member of the Board of Teleflex Inc. from 2005 to present and has served on their Audit Committee from 2005 to present. He holds a B.S. in Accounting from the University of Michigan.

Mr. Lucania was appointed Senior Vice President, Chief Financial Officer and Treasurer in November 2015. He served as Acting Chief Financial Officer from March 2015 until November 2015 and Vice President of Finance and Treasurer from October 2012 until March 2015. Prior to joining the Company, from 2009 to 2012, Mr. Lucania worked at Miller Buckfire & Co., LLC, an independent investment bank and advisory firm, where he served most recently as a Vice President and led large-scale corporate restructuring, M&A, and public and private financing transactions.

Mr. Levin was appointed President, Merchandise Availability Solutions on January 6, 2015. He was President and Chief Sales Officer, Merchandise Availability Solutions and Merchandise Visibility from June 2012 to January 2015. He was President, Merchandise Visibility and Apparel Labeling Solutions from September 2011 until June 2012 and was President, Merchandise Visibility from September 2010 until September 2011. Mr. Levin was President, Merchandise Availability and Merchandise Visibility Solutions from March 2006 until September 2010. He was President of Europe from June 2004 until March 2006, Executive Vice President, General Manager, Europe from May 2003 until June 2004, and Vice President, General Manager, Europe from February 2001 until May 2003. Mr. Levin was Regional Director, Southern Europe from 1997 to 2001 and joined the Company in January 1995 as Managing Director of Spain

Mr. Wrigley was appointed President and Chief Operating Officer, Apparel Labeling Solutions in June 2012. He joined Checkpoint as Group President, Global Customer Management in March 2010. Prior to joining Checkpoint, Mr. Wrigley was Vice President, EMEA and South Asia, at Avery Dennison Corporation's Retail Information Services business from June 2007 to March 2010. Prior to Avery's acquisition of Paxar Corporation in 2007, Mr. Wrigley was Group President, Global Apparel Solutions from January 2007 until June 2007. Mr. Wrigley was President, Paxar EMEA from 1996 to 2006. Mr. Wrigley served as International Director of the Pepe Group from 1991 until 1996.

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

Mr. Sydon was appointed Senior Vice President Innovation in May 2014. Prior to Checkpoint, Mr. Sydon served as Vice President of Product Management Handheld Business for BlackBerry, formerly Research in Motion (RIM), in Canada from October 2010 until April 2014. He was Head of Platform Development at Nokia Solutions and Networks from October 2006 until October 2010. Mr. Sydon has over 22 years of international experience in the telecom industry and has a track record of establishing operational excellence, leading product strategies for global development and launch, and driving sustainable, scalable growth in markets worldwide. Mr. Sydon holds an Elektrotechnik, Nachrichtentechnik (Diplom Ingenieur), which is equivalent to a U.S. Master of Engineering from Bergische Universität Gesamthochschule, Wuppertal, Germany.

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements and to comply with our reporting obligations under the federal securities laws. As a result of the determination to restate the previously-issued financial statements for the quarterly periods ended March 29, 2015 and June 28, 2015 and the year-to-date period ended June 28, 2015, management re-evaluated the effectiveness of the design and operation of our internal control over financial reporting and disclosure controls and procedures and has concluded that we did not maintain effective controls over the period end financial reporting process for the quarterly periods ended March 29, 2015 and June 28, 2015. Specifically, effective controls were not maintained over the accounting for our quarterly income tax calculation surrounding the inclusion or exclusion of entities with valuation allowances. Additionally, we incorrectly calculated the valuation allowance related to a non U.S. entity with a deferred tax liability related to an indefinite lived intangible. Because of this material weakness, management, including the Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 27, 2015. This control deficiency resulted in the restatement of our consolidated financial statements for the quarterly periods ended March 29, 2015 and June 28, 2015 and the year-to-date period ended June 28, 2015. Accordingly, management concluded that these control deficiencies constitute a material weakness. Although the control deficiency did not result in a material misstatement to our consolidated financial statements for the year ended December 28, 2014, or any of the consolidated financial statements for the quarters included therein, the control deficiency could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected. Refer to Item 9A. Controls and Procedures.

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

We are a multinational manufacturer and marketer of identification, tracking security, and merchandising solutions for the retail industry. We have significant operations outside of the U.S. We currently operate directly in 28 countries, and our international operations generate 71% of our revenues. We expect net revenue generated outside of the U.S. to continue to represent a significant portion of total net revenue. Business operations outside of the U.S. are subject to political, economic and other risks inherent in operating in certain countries, such as:

•	Difficulty in enforcing agreements, collecting receivables and protecting assets through foreign legal systems

•	Trade protection measures and import or export licensing requirements

•	Difficulty in staffing and managing widespread operations and the application of foreign labor regulations

•	Compliance with a variety of foreign laws and regulations

•	Compliance with the Foreign Corrupt Practices Act, the UK Bribery Act and the Office of Foreign Assets Control

•	Changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets

•	The threat of nationalization and expropriation

•	Increased costs and risks of doing business in a number of foreign jurisdictions

•	Changes in enacted tax laws

•	Limitations on repatriation of earnings

•	Fluctuations in equity and revenues due to changes in foreign currency exchange rates

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

Our net revenue derived from sales in non-U.S. markets is 71% of our total net revenue, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. When the U.S. dollar strengthens in relation to the currencies of the foreign countries where we sell our products, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant effect on our results of operations. Our financial statements reflect recalculations of items denominated in non-U.S. currencies to U.S. dollars, which is our functional currency.

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

During 2012, we redefined our strategic plan and in 2014 we reiterated our commitment to this plan. Our strategic plan is designed to improve revenues and profitability, reduce costs, and improve working capital management. In addition to our restructuring plans including our Profit Enhancement Plan, we have many plans and actions underway to improve the management of our business. These include the following:

•	Margin enhancement initiatives

•	Improved financial forecasting abilities

•	Enhanced management reporting

•	New sales compensation incentive plans

•	Refined product pricing approach

•	Continuous cost-improvement process improvement plans

•	Systematic talent assessment process

•	Developing a culture focused on accountability

•	Improved supply chain management

•	Right-sizing our organizational structure

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
The basis of the fair value for our impairment assessments is determined by projecting future cash flows using assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of the evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. Although our last analysis regarding the fair values of the goodwill and indefinite lived intangible assets for our reporting units indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in additional goodwill and intangible impairment losses. Specifically, an unanticipated deterioration in revenues and gross margins generated by our MAS, ALS and RMS segments could trigger future impairment in those segments. While we currently believe that our projected results will not result in future impairment, a deterioration in results could trigger a future impairment.
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

We have been implementing a company-wide ERP system to handle the business and financial processes within our operations and corporate functions. We have completed installations in Vietnam and Korea but our remaining implementations for Europe and Asia have been postponed for an unknown period of time. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process, decide to forgo a company-wide implementation, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect the effectiveness of our internal control over financial reporting.

Information technology failures and cyber-attacks on our networks could harm our business and results of operations.

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced security breaches, cyber-

attacks, significant systems failures and electrical outages in the past. Thus, maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our customers and suppliers, because security breaches could result in reduced or lost ability to carry on our business and loss of and unauthorized access to confidential information. We have designed our information technology systems to protect against failures in security and service disruption. Despite the precautions we take, we may be subject to computer viruses, worms or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks, which, if successful, could compromise our confidential information, including identifiable personal information, disrupt our operations and expose us to customer, supplier, and other third party liabilities.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our principal corporate offices are located at 101 Wolf Drive, Thorofare, New Jersey. As of December 27, 2015, we owned or leased approximately 2.2 million square feet of space worldwide which is used primarily for sales, distribution, manufacturing, and general administration. These facilities include offices located throughout North and South America, Europe, Asia, and Australia. Our principal manufacturing facilities are located in Bangladesh, China, Germany, India, Japan, Malaysia, the Netherlands, Turkey, and the U.S. We believe our current manufacturing capacity will support our needs for the foreseeable future.

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

	Market Price Per Share
	High	Low
Fiscal year ended December 27, 2015
First Quarter	$14.23	$10.37
Second Quarter	$11.57	$9.62
Third Quarter	$10.51	$7.08
Fourth Quarter	$8.02	$5.07
Fiscal year ended December 28, 2014
First Quarter	$15.88	$12.07
Second Quarter	$14.48	$11.94
Third Quarter	$14.35	$11.93
Fourth Quarter	$14.12	$11.55

Holders of Record

As of February 26, 2016, there were 440 holders of record of our common stock.

Dividends

Historically, we have never paid a cash dividend (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). On March 5, 2015, we declared a special dividend of $0.50 per outstanding common share for all shareholders of record as of March 20, 2015 (the Dividend). This Dividend reflects our commitment to building shareholder value through the execution of our strategic plan and a disciplined approach to capital allocation. The declaration and payment of dividends in the future, and their amounts, will be determined by the Board of Directors in light of conditions then existing, including our earnings, our financial condition and business requirements (including working capital needs), and other factors.

Recent Sales of Unregistered Securities

There has been no sale of unregistered securities in fiscal years 2015, 2014, or 2013.

Equity Compensation Plan Information

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 1, 2016, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Common Stock of the Company for the period beginning December 26, 2010 and ending on December 27, 2015, with the cumulative total return on the Center for Research in Security Prices Index (CRSP Index) for NYSE/AMEX/NASDAQ Stock market, and the CRSP Index for NASDAQ Electronic Components and Accessories, assuming the investment of $100 in the Company’s stock, the CRSP Index for NYSE/AMEX/NASDAQ Stock market, and the CRSP Index for NASDAQ Electronic Components and Accessories and the reinvestment of all dividends.

Year	Checkpoint Systems, Inc.	NYSE/AMEX/ NASDAQ Stock Market Index	NASDAQ Electronic Components and Accessories Index
2010	100.00	100.00	100.00
2011	54.04	101.62	93.81
2012	50.19	115.50	92.29
2013	73.37	156.12	129.03
2014	67.45	177.84	171.53
2015	33.35	176.29	172.72

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

Repurchase of Securities
The following table presents information related to the repurchases of common stock we made during the twelve months ended December 27, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Plan (A)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
December 29, 2014 - January 25, 2015	—	$—	—	$—
January 26, 2015 - February 22, 2015	—	$—	—	—
February 23, 2015 - March 29, 2015	—	$—	—	—
March 30, 2015 - April 26, 2015	—	$—	—	—
April 27, 2015 - May 24, 2015	—	$—	—	—
May 25, 2015 - June 28, 2015	—	$—	—	—
June 29, 2015 - July 26, 2015	—	$—	—	—
July 27, 2015 - August 23, 2015	8,000	$8.26	8,000	29,933,958
August 24, 2015 - September 27, 2015	394,935	$7.78	402,935	26,862,266
September 28, 2015 - October 25, 2015	240,000	$7.39	642,935	25,088,588
October 26, 2016 - November 22, 2015	156,000	$7.34	798,935	23,943,927
November 23, 2015 - December 27, 2015	90,000	$6.23	888,935	23,383,358
Total	888,935

(A) In July 2015, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $30 million of our common stock. During the second half of 2015, we repurchased 889 thousand shares of common stock at an average cost of $7.44, spending a total of $6.6 million. Common stock acquired through the repurchase program has been added to our treasury stock holdings.

There were no repurchases of securities in fiscal years 2014 or 2013.

Item 6. SELECTED FINANCIAL DATA

The following tables set forth our selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein:

(amounts in thousands, except per share data)
Year ended	December 27, 2015		December 28, 2014		December 29, 2013		December 30, 2012		December 25, 2011
STATEMENT OF OPERATIONS DATA
Net revenues	$587,157		$662,040		$689,738		$689,920		$758,400
(Loss) earnings from continuing operations before income taxes	$(18,575)		$34,174		$1,900		$(133,015)		$(29,043)
Income tax expense	$7,640		$23,221		$3,671		$6,005		$53,353
Net (loss) earnings from continuing operations	$(26,215)		$10,953		$(1,771)		$(139,020)		$(82,396)
Loss from discontinued operations, net of tax	$—		$—		$(17,156)		$(7,959)		$(1,165)
Net (loss) earnings attributable to Checkpoint Systems, Inc.	$(26,215)	(1)	$10,953	(2)	$(18,928)	(3)	$(146,450)	(4)	$(83,504)	(5)
Net (loss) earnings from continuing operations per share:
Basic	$(0.61)		$0.26		$(0.05)		$(3.37)		$(2.03)
Diluted	$(0.61)		$0.26		$(0.05)		$(3.37)		$(2.03)
Net (loss) earnings attributable to Checkpoint Systems, Inc. per share:
Basic	$(0.61)		$0.26		$(0.46)		$(3.57)		$(2.06)
Diluted	$(0.61)		$0.26		$(0.46)		$(3.57)		$(2.06)
Dividend declared per common share	$0.50		$—		$—		$—		$—
Depreciation and amortization	$25,096		$25,150		$28,580		$32,714		$37,348

(1)
Includes a $19.2 million litigation matters expense ($19.2 million, net of tax), a $10.0 million restructuring charge ($9.0 million, net of tax), a $5.8 million asset impairment ($3.6 million, net of tax), $2.0 million in financing liability interest expense ($1.5 million, net of tax), a $0.5 million valuation allowance benefit, a $0.8 million charge related to our CFO transition ($0.8 million, net of tax), and $0.1 million in acquisition costs ($0.1 million, net of tax).

(2)
Includes a $11.3 million valuation allowance expense, a $6.7 million restructuring charge ($5.9 million, net of tax), $2.2 million in financing liability interest expense ($1.7 million, net of tax), a $1.6 million litigation matters expense ($1.6 million, net of tax), a $0.9 million asset impairment ($0.6 million, net of tax), and $0.4 million in acquisition costs ($0.4 million, net of tax).

(3)
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

(4)
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

(5)
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

(amounts in thousands, except ratios)	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011
AT YEAR END
Working capital	$165,610	$232,551	$233,452	$229,720	$233,179
Total debt	$70,641	$65,397	$91,622	$113,288	$150,462
Total equity	$274,792	$327,931	$346,325	$354,309	$508,645
Total assets	$657,870	$738,666	$799,493	$869,115	$1,058,983
FOR THE YEAR ENDED
Capital expenditures	$(17,952)	$(17,971)	$(8,946)	$(12,401)	$(22,981)
Cash provided by (used in) operating activities	$37,495	$65,542	$21,070	$62,365	$(20,073)
Cash used in investing activities	$(17,380)	$(17,605)	$(5,298)	$(2,449)	$(98,280)
Cash (used in) provided by financing activities	$(21,062)	$(24,135)	$(11,337)	$(35,166)	$37,304
RATIOS
Return on net sales(a)	(4.46)%	1.65%	(2.74)%	(21.23)%	(11.01)%
Return on average equity(b)	(8.70)%	3.25%	(5.40)%	(33.94)%	(15.39)%
Return on average assets(c)	(3.75)%	1.42%	(2.27)%	(15.19)%	(7.97)%
Current ratio(d)	1.94	2.47	2.31	2.05	1.90
Percent of total debt to capital(e)	20.45%	16.63%	20.92%	24.23%	22.83%

(a)	“Return on net sales” is calculated by dividing net earnings (loss) by net sales.

(b)	“Return on average equity” is calculated by dividing net earnings (loss) by average equity.

(c)	“Return on average assets” is calculated by dividing net earnings (loss) by average assets.

(d)	“Current ratio” is calculated by dividing current assets by current liabilities.

(e)	“Percent of total debt to capital” is calculated by dividing total debt by total debt and equity.

(amounts in thousands, except employee data)	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011
OTHER INFORMATION
Weighted average number of shares outstanding - diluted	42,739	42,374	41,903	41,000	40,532
Number of employees	4,814	4,894	4,710	5,132	6,565
Backlog	$25,833	$28,995	$25,273	$48,212	$52,204

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section highlights significant factors impacting our consolidated operations and financial condition. The following discussion should be read in conjunction with Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data.”

Overview

We are a leading global manufacturer and provider of technology-driven, loss prevention, inventory management and labeling solutions to the retail and apparel industry. We provide integrated inventory management solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of Merchandise Availability Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. Merchandise Availability Solutions consists of electronic article surveillance (EAS) systems, EAS consumables, Alpha® high-theft solutions, and radio frequency identification (RFID) systems, software and services. Apparel Labeling Solutions includes our web-based data management service and network of service bureaus to manage the printing of variable information on price and promotional tickets, graphic tags and labels, adhesive labels, fabric and woven tags and labels, apparel branding tags, fully integrated tags and labels and RFID tags and labels. Retail Merchandising Solutions consists of hand-held labeling systems (HLS) and retail display systems (RDS). Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 28 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.

Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as 71% of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results.

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

Additionally, our business strategy is focusing on improving revenues and profitability, reducing costs, and improving working capital management. During September 2014, we initiated the Profit Enhancement Plan focused on increasing profitability through strategic headcount reductions and the streamlining of manufacturing processes. The first phase of this plan was implemented in the third quarter of 2014.

As of December 2014, our expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan has been substantially completed with total costs incurred to date of $78 million. With initiatives to stabilize sales, actively manage margins, reduce operating expense and effectively manage working capital, the plans are estimated to produce annual cost savings of $108 million.

A number of risks and uncertainties emerged during the fourth quarter of 2015 that materially impacted our results for the year. First, a number of our large North American retail customers announced reorganizations, restructurings, mergers or spending cuts. Orders for our EAS Consumables and Alpha products were particularly impacted by these near-term events in what is typically our busiest seasonal quarter. As a result, underabsorption in our factories due to slowdowns in production to match reduced orders caused lower than anticipated gross profit margins in the fourth quarter. Second, in our largest ALS markets, several of our competitors continue to aggressively quote for open nomination new business. We anticipate the resulting market average selling price erosion will continue to negatively impact our ALS gross profit margins in the near term. Finally, foreign currency translation effects have had a significant negative impact on our fiscal year 2015 revenues.

In response to these market conditions, during the fourth quarter of 2015 the Profit Enhancement Plan was expanded. These initiatives are still being developed, but we expect that they will generate $18 million of cost reductions by the end of 2016 with the remainder of the savings realized in the following fiscal years. The remaining phases of the Profit Enhancement Plan, including headcount reductions, are expected to be substantially completed by the fourth quarter of 2016. Total costs of the plan through December 27, 2015 are $15.3 million. Total annual savings of the Profit Enhancement Plan are expected to approximate $22 million.

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

Valuation of Long-lived Assets. Our long-lived assets include property, plant, and equipment, goodwill, and identified intangible assets. With the exception of goodwill and indefinite-lived intangible assets, long-lived assets are depreciated or amortized over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability is determined based upon our estimates of future undiscounted cash flows. If the carrying value is determined to be not recoverable, an impairment charge would be necessary to reduce the recorded value of the assets to their fair value. The fair value of the long-lived assets, other than goodwill and our indefinite-lived intangible assets, is based upon appraisals, quoted market prices of similar assets, or discounted cash flows.

Goodwill and indefinite-lived intangible assets are subject to tests for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We test for impairment on an annual basis as of fiscal month end October of each fiscal year, relying on a number of factors including operating results, business plans, and anticipated future cash flows. Our management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests. Reporting units are primarily determined as the geographic areas comprising our business segments, except in situations when aggregation of the reporting units is appropriate. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The recurring fair value measurements of our reporting units are developed using significant unobservable inputs (Level 3). Any nonrecurring fair value measurement of goodwill, if necessary, is also developed using significant unobservable inputs (Level 3).

The fair values of our reporting units are dependent upon our estimates of future discounted cash flows and other factors. Our estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate, and through our stock price that we use to determine our market capitalization. Therefore, changes in the stock price may also affect the result of the impairment test. Market capitalization is determined by multiplying the number of shares outstanding on the assessment date by the average market price of our common stock over a 30-day period before each assessment date. We use this 30-day duration to consider inherent market fluctuations that may affect any individual closing price. We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquiring entity would obtain from its ability to obtain control of our business. The difference between the sum total of the fair values of our reporting units and our market capitalization represents the control premium. As of the date of our goodwill impairment test, management has assessed our control premium to be within a reasonable range.
We have not made any substantial changes to our methodology used in our annual impairment test since our previous assessment. Determination of the fair value of a reporting unit is a matter of judgment and involves the use of estimates and assumptions, which are based on management’s best estimates at the time.

We use an income approach (discounted cash flow approach) for the determination of fair value of our reporting units. Our projected cash flows incorporate many assumptions, the most significant of which include variables such as future sales, growth rates, operating margin, and the discount rates applied.

Assumptions related to revenue, growth rates and operating margin are based on management’s annual and ongoing forecasting, budgeting and planning processes and represent our best estimate of the future results of operations across the company. These estimates are subject to many assumptions, such as the economic environment across the segments in which we operate, end demand for our products, and competitor actions. The use of different assumptions would increase or decrease our estimated discounted future cash flows and the resulting estimated fair value of our reporting units, and could result in the fair value of a reporting unit being less than its carrying value in the first step of the impairment test. If the use of these assets or the projections of future cash flows change in the future, we may be required to record impairment charges. An erosion of future business results in any of the business units or significant declines in our stock price could result in an impairment charge to goodwill or other long-lived assets. These risks are discussed in Item 1A. Risk Factors.

Our 2015, 2014, and 2013 annual impairment assessments as of our October month end did not result in any recognized impairment charges. As of the date of our fiscal 2015 annual impairment test, the estimated fair values for each of the reporting units in our segments exceeded their carrying values. The fair values in each of our regional reporting units in our MAS segment, as well as our RMS Asia-Pacific reporting unit, substantially exceeded their respective carrying values. However, the fair values of our RMS Europe and International Americas reporting unit (RMS Europe) and ALS reporting unit exceeded their respective carrying values by a smaller margin. The goodwill associated with these reporting units are $19.5 million and $2.1 million, respectively. The discount rates used in determining the fair value of the RMS Europe and ALS reporting units were 14.1% and 13.6%, respectively. Although our analysis regarding the fair values of the reporting units indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in goodwill impairment losses. Specifically, an unanticipated deterioration in revenues and gross margins generated by our MAS, ALS and RMS segments could trigger future impairment in those segments. The risk is greater for the RMS Europe reporting unit and ALS reporting unit in particular, because of the smaller amount of excess in comparing the discounted cash flow value to the overall carrying values of these reporting units. Refer to Notes 1 and 5 of the Consolidated Financial Statements.

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
Determining the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. A change in the estimated forfeiture rate of 10% would have a $0.1 million effect on stock compensation expense. As of December 27, 2015, there was $1.4 million and $2.9 million of unrecognized stock-based compensation expense related to unvested stock options and restricted stock units, respectively. Such costs are expected to be recognized over a weighted-average period of 2.0 years and 1.6 years, respectively. Refer to Note 8 of the Consolidated Financial Statements.

Liquidity and Capital Resources

We continue to execute our strategic plan in a volatile global economic environment. Our liquidity needs have been, and are expected to continue to be driven by acquisitions, capital investments, product development costs, potential future restructuring related to the rationalization of the business, and working capital requirements. We have met our liquidity needs primarily through cash generated from operations. Based on an analysis of liquidity utilizing conservative assumptions for the next twelve months, we believe that cash on hand from operating activities and funding available under our credit agreement should be adequate to service debt and working capital needs, meet our capital investment requirements, fund potential repurchases under our share repurchase program, fund other potential restructuring requirements, fund product development requirements, fund internally developed innovation and fund targeted strategic acquisitions.

In the fourth quarter of 2011, we changed our assertion on unremitted earnings for certain foreign subsidiaries, primarily due to pressure on our leverage ratio for debt covenants. This resulted in the repatriation of foreign earnings in order to reduce worldwide debt to the levels stipulated by our covenants. Also impacting the change in assertion was the projected cash impact of our Global Restructuring Plan. As of December 27, 2015, the majority of our unremitted earnings of subsidiaries outside of the United States were deemed not to be permanently reinvested.

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

As of December 27, 2015, our cash and cash equivalents were $124.3 million compared to $135.5 million as of December 28, 2014. A significant portion of this cash is held overseas and can be repatriated. We do not expect to incur material costs associated with repatriation. Cash and cash equivalents decreased in 2015 primarily due to $21.1 million of cash used in financing activities, $17.4 million of cash used in investing activities and a $10.2 million effect of foreign currency, partially offset by $37.5 million of cash provided by operating activities.

Cash provided by operating activities was $28.0 million lower during 2015 compared to 2014. Our cash from operating activities was negatively impacted by a decrease in operating income mainly due to a decline in revenues and an unfavorable legal settlement, a decrease in accounts receivable collections due to certain large customer collections in 2014, and an increase in incentive compensation payments in 2015. The decrease in cash flows was partially offset by reductions in cash outflows due to reduced inventory levels, increases in income taxes payable, restructuring reserves and accounts payable balances.

Cash used in investing activities was $0.2 million lower during 2015 compared to 2014. This was primarily due to an increase in cash proceeds received on the sale of fixed assets as presented in other investing activities.

Cash used in financing activities was $3.1 million lower during 2015 compared to 2014. This was primarily due to a greater reduction of debt levels in 2014 and an increase in borrowings in 2015, which was partially offset by the payout of our Dividend and purchase of shares of our common stock on the open market pursuant to our previously announced share repurchase program.

Our percentage of total debt to total equity as of December 27, 2015, was 25.7% compared to 19.9% as of December 28, 2014. As of December 27, 2015, our working capital was $165.6 million compared to $232.6 million as of December 28, 2014.

We continue to reinvest in the Company through our investment in technology and process improvement. During 2015, our investment in research and development amounted to $19.5 million, as compared to $15.3 million in 2014. These amounts are reflected in cash used in operations, as we expense our research and development as it is incurred. In 2016, we anticipate our spending on research and development activities to support the achievement of our strategic plan to be in the range of $15 million to $17 million.

We have various unfunded pension plans outside of the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For fiscal 2015, our contribution to these plans was $4.2 million. Our funding expectation for 2016 is $4.3 million. We believe our current cash position, cash generated from operations, and the availability of cash under our revolving line of credit will be adequate to fund these requirements. The Contractual Obligation table details our anticipated funding requirements related to pension obligations for the next ten years.

Acquisition of property, plant, and equipment and intangibles during 2015 totaled $18.0 million compared to $18.0 million during 2014. During 2015 and 2014, our acquisition of property, plant, and equipment and intangibles included $3.9 million and $5.4 million, respectively, of costs related to establishing a new manufacturing facility in China. We anticipate our capital expenditures, used primarily to improve our production capabilities, to be in the range of $18 million to $20 million in 2016.

2013 Senior Secured Credit Facility

On December 11, 2013, we entered into the 2013 Senior Secured Credit Facility and 2013 Credit Agreement with a syndicate of lenders. As of December 27, 2015, we were in compliance with all of our covenants, and although we cannot provide full assurance, we expect to be in compliance throughout 2016.

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

On December 11, 2013, we repaid the outstanding amounts of $55.6 million in principal as well as make-whole premium of $7.3 million related to the Senior Secured Notes and terminated the Senior Secured Notes. In connection with the repayment on the Senior Secured Notes, we recognized $0.4 million of unamortized debt issuance costs. The unamortized debt issuance costs and make-whole premium fees were recognized in interest expense on the Consolidated Statement of Operations in the fourth quarter of 2013.

Dividend

Historically, we have never paid a cash dividend (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). On March 5, 2015, we declared the Dividend. This Dividend reflects our commitment to building shareholder value through the execution of our strategic plan and a disciplined approach to capital allocation. After the Dividend, we believe we have the appropriate level of liquidity both to fund our internal initiatives and act quickly on any strategic opportunities.

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

Share Repurchase Program

In July 2015, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $30 million of our common stock. The repurchase program is funded using our available cash. We are authorized to repurchase from time to time shares of our outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases, and the prices at which such purchases may be made, depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the program. During the year ended December 27, 2015, we repurchased 889 thousand shares of our common stock at an average cost of $7.44, spending a total of $6.6 million. Common stock acquired through the repurchase program has been added to our treasury stock holdings.

Financing Liability

In June 2011, we sold, to a financial institution in Spain, rights to future customer receivables resulting from the negotiated extension of previously executed sales-type lease arrangements, whose receivables were previously sold. The 2011 transaction qualified as a legal sale without recourse. However, until the receivables are recognized, the proceeds from the fiscal 2011 legal sale are accounted for as a financing arrangement and reflected as a financing liability in our consolidated balance sheet. The balance of the financing liability is $31.7 million and $33.1 million as of December 27, 2015 and December 28, 2014, respectively. Of this balance, $20.9 million was included in current portion of financing liability as of December 27, 2015. We impute a non-cash interest charge on the financing liability using a rate of 6.365%, which we recognize as interest expense, until our right to recognize the legal sales permits us to de-recognize the liability and record operating income on the sale. We recognized interest expense related to the financing liability of $2.0 million and $2.2 million in the years ended December 27, 2015 and December 28, 2014, respectively.

During fiscal 2016 through 2018, when we are permitted to recognize the lease receivables upon the commencement of the lease extensions, we expect to de-recognize both the associated receivables and the related financing liability and record other operating income on the sale. At this point, our obligation under the financing liability will have been extinguished.

In March 2015, we again sold rights to future customer receivables to a financial institution in Spain resulting from the negotiated extension of previously executed sales-type lease arrangements. The 2015 transaction qualified as a legal sale without recourse. For the year ended December 27, 2015, we recognized $0.5 million of income on the sale in Other Operating Income on our Consolidated Statement of Operations. A portion of the receivables were previously sold to another financial institution and we did not complete the reacquisition of these receivables until after the end of the first quarter of 2015. Therefore, a portion of the proceeds from the fiscal 2015 legal sale were accounted for as a financing arrangement and reflected as Financing Liability in our Consolidated Balance Sheets until the reacquisition of the receivables was completed in the second quarter of 2015.

Off-Balance Sheet Arrangements

We do not utilize material off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We use operating leases as an alternative to purchasing certain property, plant, and equipment. Our future rental commitment under all non-cancelable operating leases was $16.1 million as of December 27, 2015. The scheduled timing of these rental commitments is detailed in our “Contractual Obligations” section.

Contractual Obligations

Our contractual obligations as of December 27, 2015 are summarized below:

Contractual Obligation (amounts in thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Long-term debt(1)	$73,851	$1,299	$72,552	$—	—
Capital leases(2)	646	264	362	20	—
Operating leases	16,146	8,110	6,270	1,566	200
Pension obligations(3)	42,712	3,995	8,142	8,392	22,183
Purchase obligations(4)	1,403	1,403	—	—	—
Total contractual cash obligations	$134,758	$15,071	$87,326	$9,978	$22,383

Our commercial commitments as of December 27, 2015 are summarized below:

Commercial Commitments (amounts in thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Standby letters of credit	$1,266	$1,266	$—	$—	$—
Surety bonds	25,899	848	25,051	—	—
Total commercial commitments	$27,165	$2,114	$25,051	$—	$—

(1)	Includes the 2013 Senior Secured Credit Facility, long-term full-recourse factoring liabilities, and related interest payments through maturity of $3.9 million.

(2)	Includes interest payments through maturity of $45 thousand.

(3)
Amounts represent undiscounted projected benefit payments to our unfunded plans over the next 10 years. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2015 and include benefits attributable to estimated future employee service of current employees.

(4)	Purchase obligations represent our legally binding agreements to purchase services or goods at fixed prices or minimum quantities.

The table above excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $24.4 million as of December 27, 2015, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Pension Plans

We maintain several defined benefit pension plans, principally in Europe. The majority of these pension plans are unfunded. Our pension expense for 2015, 2014, and 2013 was $6.1 million, $6.2 million, and $6.3 million, respectively.

We review our pension assumptions annually. Our assumptions for the year ended December 27, 2015, were a discount rate of 2.01%, an expected return of 2.25% and an expected rate of increase in future compensation of 2.52%. In developing the discount rate assumption for each country, we use a yield curve approach. The yield curve is based on the AA rated bonds underlying the Barclays Capital corporate bond index. As of December 27, 2015 and December 28, 2014, the weighted average discount rate was 2.51% and 2.01%, respectively. We calculate the weighted average duration of the plans in each country, and then select the discount rate from the appropriate yield curve which best corresponds to the plans' liability profile. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held.

The primary components of the unrecognized losses are actuarial losses and prior period service costs. Unrecognized losses are amortized over the average remaining service period of the employees expected to receive the benefit in accordance with pension accounting rules. The weighted average remaining service period is approximately 9 years. The impact of recognizing the actuarial losses on 2015, 2014, and 2013 pension expense was $3.0 million, $1.5 million, and $1.6 million, respectively. The total projected amortization for these losses in 2016 is approximately $1.8 million.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of December 27, 2015, we had currency forward exchange contracts with notional amounts totaling approximately $6.5 million. The fair values of the forward exchange contracts were reflected as a $0.1 million asset included in other current assets in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Hedging Activity

Beginning in the fourth quarter of 2015, we entered into various foreign currency revenue forecast contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency revenue forecast contracts mature at various dates from January 2016 to December 2016. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of December 27, 2015, the fair value of these cash flow hedges was reflected as a $0.1 million liability and is included in other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $16.4 million (€15.0 million) and the unrealized loss recorded in other comprehensive income was $0.1 million (net of taxes of $0), of which $0.1 million is expected to be reclassified to earnings over the next twelve months. During the year ended December 27, 2015, no benefit related to these foreign currency hedges was recorded to cost of goods sold as no inventory was sold to external parties. We recognized no hedge ineffectiveness during the year ended December 27, 2015.

Provision for Restructuring

During September 2014, we initiated the Profit Enhancement Plan focused on increasing profitability through strategic headcount reductions and the streamlining of manufacturing processes. The first phase of this plan was implemented in the third quarter of 2014 and was expanded in the fourth quarter of 2015. The remaining phases of the plan, including headcount reductions, are expected to be substantially completed by the fourth quarter of 2016. Total costs of the plan through December 27, 2015 are $15.3 million. Total annual savings of the Profit Enhancement Plan are expected to approximate $22 million, with an expected $18 million in savings to be realized in 2016.

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

Our 2015, 2014 and 2013 annual assessments did not result in impairment charges. Future annual assessments could result in impairment charges, which would be accounted for as operating expense. See further discussion within Critical Accounting Policies and Estimates in the Valuation of Long-lived Assets section.

Asset Impairments

In December 2015, as a result of our annual impairment test of our indefinite-lived trade names, we recorded a $5.8 million impairment charge to the value of the Alpha trade name. The impairment charge was recorded in asset impairment expense in the MAS segment on the Consolidated Statement of Operations. The fair value was computed using the relief from royalty income valuation approach. Key assumptions used to calculate the present value of the royalty savings, net of tax, include our estimate of future revenues associated with the trade name, a royalty rate used to estimate royalty savings, a tax rate, and a discount rate. The impairment is due to minimal anticipated growth in our Alpha business due to lower than expected growth in our customer base and increasing competitive pressures.

In December 2014, as a result of our annual impairment test of our indefinite-lived trade names, we recorded a $0.9 million impairment charge to the value of the OAT trade name. The impairment charge was recorded in asset impairment expense in the MAS segment on the Consolidated Statement of Operations. The impairment is due to minimal anticipated growth in our legacy OAT asset tracking business, as our Merchandising Visibility focus shifts towards end-to-end retail inventory visibility solutions.

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

Analysis of Statement of Operations

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenues			Percentage Change in Dollar Amount
Year ended	December 27, 2015 (Fiscal 2015)	December 28, 2014 (Fiscal 2014)	December 29, 2013 (Fiscal 2013)	Fiscal 2015 vs. Fiscal 2014	Fiscal 2014 vs. Fiscal 2013
Net revenues:
Merchandise Availability Solutions	65.2%	66.2%	66.2%	(12.7)%	(3.8)%
Apparel Labeling Solutions	28.1	26.4	26.4	(5.5)	(4.3)
Retail Merchandising Solutions	6.7	7.4	7.4	(19.7)	(4.9)
Net revenues	100.0	100.0	100.0	(11.3)	(4.0)
Cost of revenues	58.4	56.9	61.0	(9.1)	(10.4)
Total gross profit	41.6	43.1	39.0	(14.3)	5.9
Selling, general, and administrative expenses	35.0	33.5	31.7	(7.2)	1.3
Research and development	3.3	2.3	2.5	27.3	(12.7)
Restructuring expense	1.7	1.0	1.6	50.5	(38.8)
Asset impairment	1.0	0.1	0.7	570.5	(82.1)
Litigation matters	3.3	0.2	(0.9)	1,102.9	(124.3)
Acquisition costs	—	0.1	0.1	(61.0)	(62.1)
Other operating income	(0.1)	—	(0.1)	N/A	(100.0)
Operating (loss) income	(2.6)	5.9	3.4	(139.8)	66.4
Interest income	0.1	0.2	0.2	(31.7)	(22.1)
Interest expense	0.7	0.7	2.7	(14.7)	(75.5)
Other gain (loss), net	—	(0.2)	(0.6)	(97.9)	(72.0)
(Loss) earnings from continuing operations before income taxes	(3.2)	5.2	0.3	(154.4)	1,698.6
Income tax expense	1.3	3.5	0.5	(67.1)	532.6
Net (loss) earnings from continuing operations	(4.5)	1.7	(0.2)	(339.3)	(718.5)
Loss from discontinued operations, net of tax benefit of $0, $0, and ($68)	—	—	(2.5)	N/A	(100.0)
Net (loss) earnings	(4.5)	1.7	(2.7)	(339.3)	(157.9)
Less: gain attributable to non-controlling interests	—	—	—	N/A	(100.0)
Net (loss) earnings attributable to Checkpoint Systems, Inc.	(4.5)%	1.7%	(2.7)%	(339.3)%	(157.9)%

N/A - Comparative percentages are not meaningful.

Fiscal 2015 compared to Fiscal 2014

Net Revenues

During 2015, revenues decreased by $74.8 million, or 11.3%, to $587.2 million from $662.0 million. Foreign currency translation had a negative impact on revenues of $52.9 million for the full year of 2015.

(amounts in millions)
Year ended	December 27, 2015 (Fiscal 2015)	December 28, 2014 (Fiscal 2014)	Dollar Amount Change Fiscal 2015 vs. Fiscal 2014	Percentage Change Fiscal 2015 vs. Fiscal 2014
Net Revenues:
Merchandise Availability Solutions	$383.2	$438.8	$(55.6)	(12.7)%
Apparel Labeling Solutions	164.7	174.3	(9.6)	(5.5)%
Retail Merchandising Solutions	39.3	48.9	(9.6)	(19.7)%
Net Revenues	$587.2	$662.0	$(74.8)	(11.3)%

Merchandise Availability Solutions

Merchandise Availability Solutions (MAS) revenues decreased $55.6 million, or 12.7% in 2015 compared to 2014. Foreign currency translation had a negative impact of $36.9 million for the year. The adjusted decrease of $18.7 million in MAS was primarily due to decreases in Alpha®, EAS Systems, and EAS Consumables. These decreases were partially offset by an increase in Merchandise Visibility™ (RFID). There was also a small decrease in CheckView®.
Alpha® revenues primarily decreased due to weaker sales in the U.S. market. There were strong sales with key customers in 2014 in the U.S. without comparable levels of demand in 2015. We expect our global Alpha® revenues in 2016 to remain constant despite significant competition in the market. Growth is expected to be hindered due to the lack of new customer build-ups which occurred in previous years and increasing competitive pressure.

EAS Systems revenues decreased due to large roll-outs in the U.S. and Europe that were ongoing in 2014 without comparable projects for 2015. This was offset partially by new large roll-outs in Asia and large upgrades in North America. In July 2015, we began a new EAS hardware roll-out with a major Asian retailer. We expect challenging year-over-year comparisons for 2016 as large projects in Asia and North America reach completion in 2016.

EAS Consumable revenues decreased due to a decline in EAS label revenues in the U.S. and, to a lesser extent, in Asia. These decreases were partially offset by increases in Hard Tag @ Source™ revenues in the U.S., as well as an increase in EAS label revenues in International Americas. We continue to pursue selective growth opportunities by working with customers and vendors, and expanding to new categories. We expect operational and financial challenges faced by key retailers in certain markets to put pressure on our consumables volumes. We expect to mitigate these challenges with growth in our food labels, source-tagging, and new recurring volume from recent EAS Systems roll-outs.

The Merchandise Visibility™ (RFID) revenues increased as the business continues to gain traction with installations at several major retailers in Europe and Asia. This increase was partially offset by decreases in the U.S. due to a large roll-out that was ongoing in 2014 without a comparable project for 2015. We continue to expand the number of retailers piloting with RFID-based inventory management solutions. We remain confident in our ability to grow this business as our solutions continue to deliver strong return on investment results to our customers. The rate of adoption remains under pressure due to financial challenges at key retail customers.

We now only provide CheckView® CCTV services in Asia in connection with EAS systems when our customers require a combined security solution. Our CheckView® Asia revenues decreased due to our decreased focus on this business.

Apparel Labeling Solutions

Apparel Labeling Solutions (ALS) revenues decreased $9.6 million, or 5.5% in 2015 compared to 2014. After considering the foreign currency translation negative impact of $8.5 million, the $1.1 million decrease in revenues was driven by a decline in core labeling business sales in the U.S. and Europe due to some market share loss and the impact of customers moving to lower priced trim solutions. The decrease was partially offset by increases in RFID labels revenue in the U.S. and Europe as a result of new business and existing customer share wins. We expect modest growth in ALS as we focus on winning increased RFID labels business with both new and existing customers and building on some recent wins in our core labeling business.

Retail Merchandising Solutions

Retail Merchandising Solutions (RMS) revenues decreased $9.6 million, or 19.7% in 2015 compared to 2014. After considering the foreign currency translation negative impact of $7.5 million for the year, the $2.1 million decrease in revenues is primarily due to decreased sales of our HLS products in Europe and the impact of the sunset of a major project in the U.S., partially offset by increases in RDS revenues in Europe. We anticipate HLS will continue to face difficult revenue trends due to the on-going shifts in market demand for HLS products. RDS is expected to experience a modest growth in 2016 due to a large anticipated rollout with an existing customer.

Gross Profit

During 2015, gross profit decreased $40.7 million, or 14.3%, to $244.4 million from $285.1 million. The negative impact of foreign currency translation on gross profit was $14.8 million for the year. Gross profit, as a percentage of net revenues, decreased to 41.6% from 43.1%.

Merchandise Availability Solutions

MAS gross profit as a percentage of MAS revenues decreased to 46.8% in 2015 from 47.2% in 2014. The decrease in the gross profit percentage of MAS was primarily due to a strengthening U.S. Dollar and lower EAS Consumable volumes in our factories. These margin reductions were largely offset by operational improvements in EAS Systems, and Alpha®. These improvements were the result of initiatives in field service, pricing, product mix, supply chain, and Alpha® manufacturing. EAS Systems margins increased due to field service optimization efforts. Alpha® margins increased due to manufacturing cost savings, margin enhancement initiatives and favorable mix of sales towards higher margin products. Merchandise Visibility™ margins were roughly in line with prior year as we invested in additional professional services resources to support our growing pipeline and pilots. We expect to maintain approximately level MAS margins through 2016 as our continued focus on margin enhancement initiatives is expected to mitigate the negative impact of increasing competition and wage and material inflation at key manufacturing sites.

Apparel Labeling Solutions

ALS gross profit as a percentage of ALS revenues decreased to 30.4% in 2015 from 34.5% in 2014. The decrease in the gross profit percentage of ALS was primarily due to the weaker Euro, accelerated depreciation on machinery in Asia that has been removed from production, and competitive pricing pressures in certain geographies due to market overcapacity. We expect a small overall increase in ALS margins in 2016 as a result of productivity and cost control initiatives compensating for inflationary cost increases and overall market pricing pressures.

Retail Merchandising Solutions

RMS gross profit as a percentage of RMS revenues increased to 37.7% in 2015 from 36.4% in 2014. The increase in the gross profit percentage of RMS was primarily due to improvements in manufacturing efficiencies in 2015. We expect a slight RMS margin improvement in 2016 due to better utilization of our manufacturing facilities in 2016 compared to 2015.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $15.9 million, or 7.2% in 2015 compared to 2014. Foreign currency translation decreased SG&A expenses by $16.3 million for the year. The adjusted increase in SG&A expenses of $0.4 million was primarily due to management transition costs of $0.8 million incurred in the first quarter of 2015 without comparable expense in 2014, as well as incremental spending increases related to our strategic initiatives. Partly offsetting these increases are decreases due to a reversal of a portion of our performance incentive accrual, a decrease of our incentive award expense, and the benefits of our cost reduction initiatives.

Research and Development Expenses

Research and development (R&D) expenses were $19.5 million, or 3.3% of revenues, in 2015 compared to $15.3 million, or 2.3% of revenues, in 2014. The increase in R&D spending reflects our investment in the development of new products and solutions.
Restructuring Expense

Restructuring expense was $10.0 million, or 1.7% of revenues, in 2015 compared to $6.7 million, or 1.0% of revenues, in 2014. The increase is a result of the expansion of our Profit Enhancement Plan in 2015 which was initiated in September 2014.

Asset Impairment

Asset impairment expense was $5.8 million, or 1.0% of revenues, in 2015 compared to $0.9 million, or 0.1% of revenues, in 2014. Both the 2015 and 2014 expenses are detailed in the "Asset Impairments" section of Item 7 following "Liquidity and Capital Resources".

Litigation Matters

Litigation matters expense was $19.2 million in 2015 compared to $1.6 million in 2014. The litigation matters expense in 2015 is attributable to a legal contingency accrual of $10.3 million for the All-Tag litigation as a result of the August 18, 2015 ruling and December 21, 2015 judgment of the United States District Court for the Eastern District of Pennsylvania as further described in Note 16 to the Consolidated Financial Statements. Additionally, during the second quarter of 2015, we incurred a litigation expense of $9.0 million relating to a litigation settlement entered into by us on June 26, 2015 with AIG related to its claims for reimbursement of legal fees, costs, and expenses previously paid by AIG on our behalf for the defense of the USS matter as further described in Note 16 to the Consolidated Financial Statements.

The 2014 litigation matters expense, net is attributable to three separate matters in which settlements were reached during the fourth quarter of 2014. On November 20, 2014, we reached a settlement agreement in a commercial matter against one of our competitors for an amount in our favor of $0.6 million. On December 22, 2014, a settlement was reached with All-Tag Security Americas related to the patent infringement suit whereby we agreed to pay $1.2 million in exchange for a full and final settlement of all claims. Lastly, on December 28, 2014, we reached a settlement agreement related to a separate commercial matter in the amount of $1.0 million.

Acquisition Costs

Acquisition costs in 2015 were $0.1 million compared to $0.4 million in 2014. The decrease is due to a reduction in legal and arbitration-related costs incurred for the May 2011 acquisition of the Shore to Shore businesses. The Shore to Shore arbitration matter was settled during the third quarter of 2015 without further costs incurred by us as further described in Note 2 to the Consolidated Financial Statements.

Other Operating Income

Other operating income for 2015 increased by $0.5 million compared to 2014. The increase is due to the sale of customer-related receivables associated with the renewal and extension of sales-type lease arrangements in 2015. There were no sales of this type in 2014.

Interest Income and Interest Expense

Interest income in 2015 decreased $0.4 million from the comparable period in 2014. The decrease in interest income was primarily due to a decrease in interest income recognized for sales-type leases.

Interest expense for 2015 decreased $0.7 million from the comparable period in 2014. The decrease in interest expense was primarily due to a reduction in the average outstanding balance on our Senior Secured Credit Facility during 2015 compared to 2014 as well as a reduction in non-cash imputed interest expense on our Financing Liability resulting from the weakening of the Euro against the US Dollar.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $23 thousand in 2015 compared to a net loss of $1.1 million in 2014. There was a net $23 thousand in foreign exchange loss during 2015 compared to a net $1.0 million in foreign exchange loss during 2014. The decrease in foreign exchange loss is primarily attributed to U.S. Dollar and Euro fluctuations versus currencies in emerging markets where hedging is either impossible or impractical.

Income Taxes

The effective tax rate was negative 41.1% for 2015 as compared to 67.9% for 2014. The 2015 effective tax rate was impacted by the $19.2 million of litigation matters expense without a tax benefit due to the U.S. valuation allowance. The 2014 effective tax rate was impacted by changes in valuation allowance assertions primarily related to a valuation allowance of $14.0 million recorded against the German net deferred tax assets, net of a release of the valuation allowance recorded against the Netherlands net deferred tax assets of $2.4 million.

Net (Loss) Earnings Attributable to Checkpoint Systems, Inc.

Net (loss) earnings attributable to Checkpoint Systems, Inc. was a net loss of $26.2 million, or $0.61 per diluted share, during 2015 compared to earnings of $11.0 million, or $0.26 per diluted share, during 2014. The weighted-average number of shares used in the diluted earnings per share computation was 42.7 million and 42.4 million for 2015 and 2014, respectively.

Fiscal 2014 compared to Fiscal 2013

Net Revenues

During 2014, revenues decreased by $27.7 million, or 4.0%, to $662.0 million from $689.7 million. Foreign currency translation had a negative impact on revenues of $7.8 million for the full year of 2014.

(amounts in millions)
Year ended	December 28, 2014 (Fiscal 2014)	December 29, 2013 (Fiscal 2013)	Dollar Amount Change Fiscal 2014 vs. Fiscal 2013	Percentage Change Fiscal 2014 vs. Fiscal 2013
Net Revenues:
Merchandise Availability Solutions	$438.8	$456.1	$(17.3)	(3.8)%
Apparel Labeling Solutions	174.3	182.2	(7.9)	(4.3)
Retail Merchandising Solutions	48.9	51.4	(2.5)	(4.9)
Net Revenues	$662.0	$689.7	$(27.7)	(4.0)%

Merchandise Availability Solutions

MAS revenues decreased $17.3 million, or 3.8% in 2014 compared to 2013. Foreign currency translation had a negative impact of $6.2 million for the year. The adjusted decrease of $11.1 million in MAS was primarily due to decreases in EAS Systems and Merchandise Visibility™ (RFID). There were also decreases to a lesser extent in Alpha® and CheckView®. These decreases were partially offset by an increase in EAS Consumables.

EAS Systems revenues decreased due to the completion of two major 2013 chain-wide installations. This decrease was partially offset by a major U.S. chain-wide installation that occurred primarily in 2014.

EAS Consumable revenues grew considerably in the U.S. and Europe due to the new, recurring business as a result of the three major chain-wide installations which occurred in 2013 and 2014.

The Merchandise Visibility™ (RFID) revenues decreased primarily due to a substantial roll-out with RFID enabled technology at a major retailer in the U.S. that was completed in 2013 compared to less significant roll-outs in 2014. The decrease was partially offset by increases in Europe as the business continues to gain traction with installations at several major retailers.

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

Apparel Labeling Solutions

ALS revenues decreased $7.9 million, or 4.3% in 2014 compared to 2013. After considering the foreign currency translation negative impact of $1.3 million, the $6.6 million decrease in revenues is driven by declines in legacy labeling business sales volumes in the U.S., Europe, and Asia due to the effect of some market share loss and the impact of customers moving to lower priced trim solutions. The decrease was partially offset by increases in RFID labels revenue in Asia and Europe resulting from higher demand for RFID labels due to a substantial customer roll-out with RFID enabled technology. However, the U.S. saw a decline in RFID labels revenue due to a substantial roll-out with RFID enabled technology in 2013, without a comparable roll-out in 2014.

Retail Merchandising Solutions

RMS revenues decreased $2.5 million, or 4.9% in 2014 compared to 2013. After considering the foreign currency translation negative impact of $0.3 million for the year, the $2.2 million decrease in revenues is primarily due to the impact of the movement of a portion of this business to a distributor model and pricing pressures. Our RMS business has also been negatively impacted by soft economic conditions in Europe resulting in fewer new store openings and remodels of existing stores at our European customers. HLS revenues increased slightly in 2014 compared to 2013, but is expected to face difficult revenue trends due to the continued shifts in market demand for HLS products.

Gross Profit

During 2014, gross profit increased $16.0 million, or 5.9%, to $285.1 million from $269.1 million. The negative impact of foreign currency translation on gross profit was $3.2 million for the year. Gross profit, as a percentage of net revenues, increased to 43.1% from 39.0%.

Merchandise Availability Solutions

MAS gross profit as a percentage of MAS revenues increased to 47.2% in 2014 from 42.9% in 2013. The increase in MAS gross profit percentage was driven by continued cost reduction efforts across all product lines as well as a major focus on margin enhancement initiatives, which include pricing, new product, field service, and freight initiatives.

Apparel Labeling Solutions

ALS gross profit as a percentage of ALS revenues increased to 34.5% in 2014 from 30.0% in 2013. Due to the recent actions of Project LEAN to restructure and right size our manufacturing footprint we are beginning to see positive gross margin impact most notably from business rationalization, inventory management, improved manufacturing efficiencies, and supply chain optimization.

Retail Merchandising Solutions

RMS gross profit as a percentage of RMS revenues slightly decreased to 36.4% in 2014 from 36.7% in 2013. The decrease in RMS gross profit percentage was primarily due to market pricing pressures, as well as the movement of a portion of this business to a distributor model, partially offset by margin enhancement initiatives.

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

Restructuring Expense

Restructuring expense was $6.7 million, or 1.0% of revenues in 2014 compared to $10.9 million, or 1.6% of revenues, in 2013. The decrease is a result of the completion of our Global Restructuring Plan including Project LEAN partially offset by additional expense incurred related to the initiation of our Profit Enhancement Plan in 2014.

Asset Impairment

Asset impairment expense was $0.9 million, or 0.1% of revenues, in 2014 compared to $4.8 million, or 0.7% of revenues, in 2013. Both the 2014 and 2013 expenses are detailed in the “Asset Impairments” section of Item 7 following "Liquidity and Capital Resources".

Litigation Matters

Litigation matters in 2014 was a net expense of $1.6 million compared to $6.6 million of litigation matters benefit in 2013. The 2014 litigation settlement expense, net is attributable to three separate matters in which settlements were reached during the fourth quarter of 2014. On November 20, 2014, we reached a settlement agreement in a commercial matter against one of our competitors for an amount in our favor of $0.6 million. On December 22, 2014, a settlement was reached with All-Tag Security Americas related to the patent infringement suit whereby we agreed to pay $1.2 million in exchange for a full and final settlement of all claims. Lastly, on December 28, 2014, we reached a settlement agreement related to a commercial matter in the amount of $1.0 million. The 2013 benefit is related to the All-Tag Security S.A., et al litigation in which a decision was reversed in our favor. As a result, we reversed previously accrued charges for the attorneys' fees and costs of the defendants.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Fluctuations in interest and foreign currency exchange rates affect our financial position and results of operations. We enter into forward exchange contracts denominated in foreign currency to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. We also enter into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. We have historically not used financial instruments to minimize our exposure to currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries. We have used third party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. As of December 27, 2015, substantially all third party borrowings were in the functional currency of the subsidiary borrower. Additionally, we enter, on occasion, into interest rate swaps to reduce the risk of significant interest rate increases in connection with our floating rate debt. Based on the contractual interest rates on the floating rate debt at December 27, 2015, a hypothetical 10% increase in rates would increase cash outflows by approximately $0.1 million over a twelve-month period.

We are subject to foreign currency exchange risk on our foreign currency forward exchange contracts which represent a $0.1 million asset position as of December 27, 2015, and a $0.1 million asset position and $23 thousand liability position as of

December 28, 2014. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 27, 2015, a 10% strengthening of the U.S. dollar versus other currencies would result in an increase of $0.4 million in the net asset position, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $0.4 million.

Foreign exchange forward contracts are used to hedge certain of our firm foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. Certain of our foreign subsidiaries have restrictions on the remittance of funds generated by our operations outside of the U.S. At December 27, 2015, the majority of our unremitted earnings of subsidiaries outside the U.S. were deemed not to be permanently reinvested.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Checkpoint Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Checkpoint Systems, Inc. and its subsidiaries at December 27, 2015 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the determination of the Company’s income tax provision existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes in 2015.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 3, 2016

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands)	December 27, 2015	December 28, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$124,289	$135,537
Accounts receivable, net of allowance of $6,059 and $8,526	113,698	131,720
Inventories	82,126	91,860
Other current assets	20,819	25,928
Deferred income taxes	—	5,557
Total Current Assets	340,932	390,602
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,522	1,057
PROPERTY, PLANT, AND EQUIPMENT, net	75,864	76,332
GOODWILL	164,110	173,569
OTHER INTANGIBLES, net	47,777	64,940
DEFERRED INCOME TAXES	23,336	25,284
OTHER ASSETS	4,329	6,882
TOTAL ASSETS	$657,870	$738,666
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$279	$236
Current portion of financing liability	20,891	—
Accounts payable	50,647	48,928
Accrued compensation and related taxes	22,321	27,511
Other accrued expenses	46,458	44,204
Income taxes	1,824	1,278
Unearned revenues	6,262	7,663
Restructuring reserve	8,664	6,255
Accrued pensions — current	3,994	4,472
Other current liabilities	13,982	17,504
Total Current Liabilities	175,322	158,051
LONG-TERM DEBT, LESS CURRENT MATURITIES	70,362	65,161
FINANCING LIABILITY	10,844	33,094
ACCRUED PENSIONS	86,554	108,920
OTHER LONG-TERM LIABILITIES	24,641	30,140
DEFERRED INCOME TAXES	15,355	15,369
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 46,303,849 and 45,840,171 shares, outstanding 41,379,002 and 41,804,259 shares	4,630	4,584
Additional capital	427,089	441,882
Accumulated deficit	(38,546)	(12,331)
Common stock in treasury, at cost, 4,924,847 and 4,035,912 shares	(78,154)	(71,520)
Accumulated other comprehensive income, net of tax	(40,227)	(34,684)
TOTAL STOCKHOLDERS’ EQUITY	274,792	327,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$657,870	$738,666

See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)
Year ended	December 27, 2015	December 28, 2014	December 29, 2013
Net revenues	$587,157	$662,040	$689,738
Cost of revenues	342,743	376,956	420,647
Gross profit	244,414	285,084	269,091
Selling, general, and administrative expenses	205,628	221,566	218,807
Research and development	19,487	15,303	17,524
Restructuring expense	10,012	6,654	10,866
Asset impairment	5,793	864	4,820
Litigation matters	19,246	1,600	(6,584)
Acquisition costs	142	364	960
Other operating income	(493)	—	(578)
Operating (loss) income	(15,401)	38,733	23,276
Interest income	806	1,180	1,515
Interest expense	3,957	4,637	18,955
Other gain (loss), net	(23)	(1,102)	(3,936)
(Loss) earnings from continuing operations before income taxes	(18,575)	34,174	1,900
Income tax expense	7,640	23,221	3,671
Net (loss) earnings from continuing operations	(26,215)	10,953	(1,771)
Loss from discontinued operations, net of tax benefit of $0, $0, and ($68)	—	—	(17,156)
Net (loss) earnings	(26,215)	10,953	(18,927)
Less: gain attributable to non-controlling interests	—	—	1
Net (loss) earnings attributable to Checkpoint Systems, Inc.	$(26,215)	$10,953	$(18,928)

Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share:
(Loss) earnings from continuing operations	$(0.61)	$0.26	$(0.05)
Loss from discontinued operations, net of tax	$—	$—	$(0.41)
Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share	$(0.61)	$0.26	$(0.46)
Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share:
(Loss) earnings from continuing operations	$(0.61)	$0.26	$(0.05)
Loss from discontinued operations, net of tax	$—	$—	$(0.41)
Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share	$(0.61)	$0.26	$(0.46)

Dividend declared per share	$0.50	$—	$—

See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)
Year ended	December 27, 2015	December 28, 2014	December 29, 2013
Net (loss) earnings	$(26,215)	$10,953	$(18,927)
Other comprehensive income (loss), net of tax:
Pension liability adjustments, net of tax expense (benefit) of $123, ($290), and $996	16,804	(17,263)	1,658
Other postretirement benefit adjustments, net of tax expense of $0, $0, and $0	(1,014)	—	—
Change in realized and unrealized losses on derivative hedges, net of tax expense of $0, $0, and $139	(125)	—	(21)
Foreign currency translation adjustment	(21,208)	(19,666)	129
Total other comprehensive (loss) income, net of tax	$(5,543)	$(36,929)	$1,766
Comprehensive loss	$(31,758)	$(25,976)	$(17,161)
Less: comprehensive loss attributable to non-controlling interests	—	—	(172)
Comprehensive loss attributable to Checkpoint Systems, Inc.	$(31,758)	$(25,976)	$(16,989)

See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(amounts in thousands)	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 30, 2012	44,763	$4,476	$424,715	$(4,356)	4,036	$(71,520)	$306	$688	$354,309
Net loss				(18,928)				1	(18,927)
Exercise of stock-based compensation and awards released	721	72	2,489						2,561
Tax benefit of stock-based compensation			82						82
Stock-based compensation expense			6,369						6,369
Deferred compensation plan			681						681
Sale of interest in subsidiary								(516)	(516)
Change in realized and unrealized losses on derivative hedges, net of tax							(21)		(21)
Pension liability adjustments							1,658		1,658
Foreign currency translation adjustment							302	(173)	129
Balance, December 29, 2013	45,484	$4,548	$434,336	$(23,284)	4,036	$(71,520)	$2,245	$—	$346,325
Net earnings				10,953					10,953
Exercise of stock-based compensation and awards released	356	36	907						943
Tax benefit on stock-based compensation			(14)						(14)
Stock-based compensation expense			5,781						5,781
Deferred compensation plan			872						872
Pension liability adjustments							(17,263)		(17,263)
Foreign currency translation adjustment							(19,666)		(19,666)
Balance as of December 28, 2014	45,840	$4,584	$441,882	$(12,331)	4,036	$(71,520)	$(34,684)	$—	$327,931
Net loss				(26,215)					(26,215)
Exercise of stock-based compensation and awards released	463	46	387						433
Tax benefit on stock-based compensation			(295)						(295)
Stock-based compensation expense			5,480						5,480
Deferred compensation plan			1,019						1,019
Change in realized and unrealized losses on derivative hedges, net of tax							(125)		(125)
Dividend declared ($0.50 per share)			(21,384)						(21,384)
Repurchase of common stock					889	(6,634)			(6,634)
Pension liability adjustments							16,804		16,804
Other postretirement benefit adjustments							(1,014)		(1,014)
Foreign currency translation adjustment							(21,208)		(21,208)
Balance, December 27, 2015	46,303	$4,630	$427,089	$(38,546)	4,925	$(78,154)	$(40,227)	$—	$274,792

See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
Year ended	December 27, 2015	December 28, 2014	December 29, 2013
Cash flows from operating activities:
Net (loss) earnings	$(26,215)	$10,953	$(18,927)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	25,096	25,150	26,373
Amortization of debt issuance costs	433	433	2,207
Interest on financing liability	1,979	2,222	2,082
Deferred taxes	5,828	17,373	(3,565)
Stock-based compensation	5,480	5,781	6,369
Provision for losses on accounts receivable	(237)	(144)	(435)
Excess tax benefit on stock compensation	(104)	(214)	(600)
(Gain) loss on disposal of fixed assets	(22)	220	564
Litigation matters	10,265	2,200	(6,584)
Asset impairment	5,793	864	4,820
Gain on sale of subsidiary	—	—	(248)
Loss on sale of discontinued operations	—	—	13,598
Restructuring-related asset impairment	—	172	1,211
Decrease (increase) in operating assets:
Accounts receivable	10,439	26,626	12,903
Inventories	519	(14,198)	(948)
Other assets	4,412	2,879	4,947
Increase (decrease) in operating liabilities:
Accounts payable	5,397	(16,177)	1,954
Income taxes	799	(2,314)	(198)
Unearned revenues - current	(743)	(667)	(6,244)
Restructuring reserve	2,944	(1,164)	(1,598)
Other liabilities	(14,568)	5,547	(16,611)
Net cash provided by operating activities	37,495	65,542	21,070
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(17,952)	(17,971)	(8,946)
Net cash proceeds from the sale of discontinued operations	283	283	1,573
Net cash proceeds from the sale of subsidiary	—	—	227
Other investing activities	289	83	1,848
Net cash used in investing activities	(17,380)	(17,605)	(5,298)
Cash flows from financing activities:
Proceeds from stock issuances	1,623	1,980	4,073
Excess tax benefit on stock compensation	104	214	600
Proceeds from short-term debt	—	—	2,759
Payment of short-term debt	—	—	(2,561)
Net change in factoring and overdrafts	(83)	(94)	(877)
Proceeds from long-term debt	5,000	1,000	99,098
Payment of long-term debt	(92)	(27,235)	(112,664)
Debt issuance costs	—	—	(1,765)
Purchase of treasury stock	(6,634)	—	—
Dividend paid	(20,980)	—	—
Net cash used in financing activities	(21,062)	(24,135)	(11,337)
Effect of foreign currency rate fluctuations on cash and cash equivalents	(10,301)	(9,838)	(1,691)
Net (decrease) increase in cash and cash equivalents	(11,248)	13,964	2,744
Cash and cash equivalents:
Beginning of period	135,537	121,573	118,829
End of period	$124,289	$135,537	$121,573

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

Nature of Operations

We are a leading global manufacturer and provider of technology-driven, loss prevention, inventory management and labeling solutions to the retail and apparel industry. We provide integrated inventory management solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of Merchandise Availability Solutions (MAS), Apparel Labeling Solutions (ALS), and Retail Merchandising Solutions (RMS). Merchandise Availability Solutions consists of electronic article surveillance (EAS) systems, EAS consumables, Alpha® high-theft solutions, store security system installations and monitoring solutions (CheckView®) in Asia, and radio frequency identification (RFID) systems, software, and tags. Apparel Labeling Solutions includes the results of our RFID labels business, coupled with our data management network of service bureaus that manage the printing of variable information on apparel labels and tags. Retail Merchandising Solutions consists of hand-held labeling systems (HLS) and retail display systems (RDS). Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 28 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.

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

Fiscal Year

Our fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 2015, 2014, and 2013 are for the 52 weeks ended December 27, 2015, December 28, 2014, and December 29, 2013, respectively.

Out of Period Adjustments

During the fourth quarter of 2015, we recorded an out of period adjustment related to income tax expense for stock-based compensation for the period from 2011 through 2014, offset by adjustments to a rebate accrual for the period from 2013 through 2014 and accounts payable from 2013. These adjustments had a net impact of an increase in revenues of $0.2 million, an increase in gross profit of $0.4 million, an increase in income tax expense of $0.4 million and no net impact on net loss. These adjustments were not material to any previously issued interim or annual financial statements, to the fourth quarter or full year 2015 consolidated financial statements.

During the first quarter of 2015, we recorded an out of period adjustment to the valuation allowance of a non U.S. entity with a deferred tax liability related to an indefinite lived intangible pertaining to the third quarter of 2014. The total impact of the adjustment on the first quarter of 2015 and year-to-date periods within 2015 is a reduction in income tax expense of $1.0 million and a reduction in net loss of $1.0 million. This adjustment was not material to any previously issued interim or annual financial statements or to the 2015 interim or annual consolidated financial statements.
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

During the fourth quarter of 2014, we recorded out of period adjustments related to maintenance agreements for the second and third quarters of 2014 and credit memo adjustments relating to the first and second quarters of 2014. These were offset by adjustments to 2012 and 2013 inventory reserves, accounts payable adjustments related to costing errors in the first three quarters of 2014 and accrual adjustments recognized during 2012 and 2013. These adjustments had a net impact on our fourth quarter results of a reduction in revenues of $0.5 million, a reduction in cost of goods sold of $1.0 million and a reduction in operating expenses of $0.5 million. These adjustments, together with the third quarter of 2014 out of period adjustments, were not material to any previously issued interim or annual financial statements, to the fourth quarter or full year of our fiscal 2014 consolidated financial statements.

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

Assets Held For Sale

As a result of our plans to consolidate manufacturing facilities, certain long-lived assets met held for sale criteria during the fourth quarter ended December 27, 2015 and $0.2 million of property, plant, and equipment, net was reclassified into other current assets on the Consolidated Balance Sheet.

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

Cash proceeds from the sale of accounts receivable related to sales-type leases with customers to third party financial institutions totaled $26.1 million, $17.4 million, and $29.3 million for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively. Proceeds from the initial sale of the accounts receivables are used to fund operations. These transactions meet the criteria for sale accounting treatment. We have presented the earnings of $0.5 million and $0.4 million recognized on the sale of the receivables separately in other operating income on the Consolidated Statements of Operations for the year ended December 27, 2015 and December 29, 2013. There was no comparable earnings for the years ended December 28, 2014.

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

During 2009, we announced that we were in the initial stages of implementing a company-wide ERP system to handle the business and finance processes within our operations and corporate functions. As of December 27, 2015 and December 28, 2014, $6.6 million and $8.5 million, respectively, were recorded in intangibles related to portions of the ERP system that were placed in service. In the fourth quarter of 2013, through the budgeting process, working capital prioritization activities, and other strategic direction reviews, it was determined that our European ERP system implementation was no longer a strategic priority for 2014 through 2016. Therefore, during the fourth quarter of 2013, we recorded an impairment of the $4.7 million in internal-use software related to the European ERP system implementation. The impairment charge was recorded in asset impairment expense in the Consolidated Statement of Operations. We have completed installations in Vietnam and Korea but our remaining installations for Europe and Asia have been postponed for an unknown period of time.

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

Other Assets

Included in other assets are $0.3 million and $1.4 million of net long-term customer-based receivables at December 27, 2015 and December 28, 2014, respectively.

Deferred Financing Costs

Financing costs are capitalized and amortized to interest expense over the life of the debt. The net deferred financing costs at December 27, 2015 and December 28, 2014 were $1.3 million and $1.7 million, respectively. The financing cost amortization expense was $0.4 million, $0.4 million, and $2.2 million, for 2015, 2014, and 2013, respectively.

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

We record estimated reductions to revenue for customer incentive offerings, including volume-based incentives and rebates. The accrual for these incentives and rebates, which are included in the other accrued expenses section of our Consolidated Balance Sheet, was $10.5 million, and $12.5 million as of December 27, 2015 and December 28, 2014, respectively. We record revenues net of an allowance for estimated return activities and pricing adjustments. Return activity was immaterial to revenue and results of operations for all periods presented.

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

The following table sets forth the movement in the warranty reserve which is located in the other accrued expenses section of our Consolidated Balance Sheet:

(amounts in thousands)	December 27, 2015	December 28, 2014
Balance at beginning of year	$4,379	$4,521
Accruals for warranties issued	2,459	4,044
Settlements made	(3,205)	(3,867)
Foreign currency translation adjustment	(223)	(319)
Balance at end of period	$3,410	$4,379

Royalty Expense

Royalty expenses related to security products approximated $0.3 million, $0.8 million, and $0.6 million, in 2015, 2014, and 2013, respectively. These expenses are included as part of cost of revenues.

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

The weighted-average fair values and assumptions were as follows:

Year Ended	December 27, 2015	December 28, 2014	December 29, 2013
Weighted-average fair value of grants	$4.65	$6.41	$5.46
Valuation assumptions:
Expected life (in years)	5.42	5.12	5.08
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	45.39%	48.09%	50.79%
Risk-free interest rate	1.584%	1.465%	0.835%

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

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the year ended December 27, 2015 were as follows:

(amounts in thousands)	Pension plan	Other postretirement benefit plan	Changes in realized and unrealized gains (losses) on derivative hedges	Foreign currency translation adjustment	Total accumulated other comprehensive income
Balance, December 28, 2014	$(35,036)	$—	$—	$352	$(34,684)
Other comprehensive income (loss) before reclassifications	13,844	(1,014)	(125)	(21,208)	(8,503)
Amounts reclassified from other comprehensive income (loss)	2,960	—	—	—	2,960
Net other comprehensive income (loss)	16,804	(1,014)	(125)	(21,208)	(5,543)
Balance, December 27, 2015	$(18,232)	$(1,014)	$(125)	$(20,856)	$(40,227)

The significant items reclassified from each component of other comprehensive income (loss) for the year ended December 27, 2015 were as follows:

(amounts in thousands)
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented
Amortization of pension plan items
Actuarial loss (1)	$(2,947)
Prior service cost (1)	(26)
	(2,973)	Total before tax
	13	Tax expense
	$(2,960)	Net of tax

Total reclassifications for the period	$(2,960)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension costs. Refer to Note 13 of the Consolidated Financial Statements.

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

Share Repurchase Program

In July 2015, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $30 million of our common stock. The repurchase program is funded using our available cash. We are authorized to repurchase from time to time shares of our outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases, and the prices at which such purchases may be made, depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the program. During the year ended December 27, 2015, we repurchased 889 thousand shares of our common stock at an average cost of $7.44, spending a total of $6.6 million. Common stock acquired through the repurchase program has been added to our treasury stock holdings.

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

In November 2015, the FASB issued ASU 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" (ASU 2015-17). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. We have adopted ASU 2015-17 prospectively for the year ended December 27, 2015. See Note 12 of the Consolidated Financial Statements for additional information.

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

In June 2014, the FASB issued “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (ASU 2014-12). The amendments in this update require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. Early adoption is permitted. We have not early adopted ASU 2014-12. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We plan to apply this guidance prospectively to all awards granted or modified after the effective date. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In August 2014, the FASB issued “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15). Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, “Presentation of Financial Statements-Liquidation Basis of Accounting.” Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the new criteria in this update should be followed to determine whether to disclose information about the relevant conditions and events. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We have not early adopted ASU 2014-15. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In January 2015, the FASB issued “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (ASU 2015-01). The amendments in this update eliminate from GAAP the concept of extraordinary items. Although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have not early adopted ASU 2015-01. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In February 2015, the FASB issued “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (ASU 2015-02). The amendments in this update modify existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes reduce the number of consolidation models from four to two and place more emphasis on the risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for public companies for fiscal years beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In April 2015, the FASB issued “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). The amendments in this update change the presentation of debt issuance costs in financial statements requiring an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2016, which for us is December 26, 2016, the first day of our 2017 fiscal year. Early adoption is permitted. We have not early adopted ASU 2015-03. The new guidance will be applied retrospectively to each prior period presented. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In April 2015, the FASB issued “Compensation-Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” (ASU 2015-04). The amendments in this update provide a practical expedient for employers with fiscal year-ends that do not fall on a month-end by permitting those employers to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity's fiscal year-end. ASU 2015-04 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. Early adoption is permitted. We have not early adopted ASU 2015-04. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In April 2015, the FASB issued “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (ASU 2015-05). The amendments in this update help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. Early adoption is permitted. We have not early adopted ASU 2015-05. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

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

In January 2016, the FASB issued “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). This update amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017, which for us is January 1, 2018, the first day of our 2018 fiscal year. Upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We are currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued “Leases (Topic 842)” (ASU 2016-02). This update amends leasing accounting requirements. The most significant change will result in the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current guidance. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, which for us is December 31, 2018, the first day of our 2019 fiscal year. Upon adoption, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted, and a number of optional practical expedients may be elected to simplify the impact of adoption. We have not early adopted ASU 2016-02. We are currently evaluating the impact of adopting this guidance. The overall impact is that assets and liabilities arising from leases are expected to increase based on the present value of remaining estimated lease payments at the time of adoption.

Note 2. ACQUISITIONS

The May 2011 acquisition of the Shore to Shore businesses included a purchase price payment to escrow of $17.5 million related to the 2010 performance of the acquired business. This amount was subject to adjustment pending final determination of the 2010 performance and could have resulted in an additional purchase price payment of up to $6.3 million. In the third quarter of 2015, we engaged in discussions with the sellers regarding the possibility of reaching a settlement of this matter. On August 25, 2015, we entered into a settlement with the sellers. Pursuant to the settlement, the sellers received the $17.5 million in escrow, plus the earnings in the escrow account, in exchange for full and final resolution of this matter between the parties. As a result of this settlement, there is no final adjustment to the purchase price recognized through earnings and we are released from any and all claim or liability in connection with the final determination of the 2010 performance. Acquisition related costs incurred in connection with the transaction, including legal and other arbitration-related costs, are recognized within acquisition costs in the Consolidated Statement of Operations and approximate $0.1 million and $0.4 million for the years ended December 27, 2015 and December 28, 2014, respectively.

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

Note 3. INVENTORIES

Inventories consist of the following:

(amounts in thousands)	December 27, 2015	December 28, 2014
Raw materials	$17,313	$21,085
Work-in-process	2,709	3,264
Finished goods	62,104	67,511
Total	$82,126	$91,860

Note 4. REVENUE EQUIPMENT ON OPERATING LEASE AND PROPERTY, PLANT, AND EQUIPMENT

The major classes of revenue equipment on operating lease and property, plant, and equipment are:

(amounts in thousands)	December 27, 2015	December 28, 2014
Revenue equipment on operating lease
Equipment rented to customers	$2,970	$3,818
Accumulated depreciation	(1,448)	(2,761)
Total revenue equipment on operating lease	$1,522	$1,057

Property, plant, and equipment
Land	$6,576	$6,657
Buildings	53,323	51,645
Machinery and equipment	140,936	138,432
Leasehold improvements	13,109	13,836
Construction in progress	1,190	6,922
	215,134	217,492
Accumulated depreciation	(139,270)	(141,160)
Total property, plant, and equipment	$75,864	$76,332

Property, plant, and equipment under capital lease had gross values of $1.8 million and $1.4 million and accumulated depreciation of $1.2 million and $1.2 million, as of December 27, 2015 and December 28, 2014, respectively.

Included in property, plant, and equipment as of December 28, 2014, is the impact of asset impairment adjustments $0.2 million, respectively, related to our restructuring activities, with no comparable adjustment in 2015.

Depreciation expense on our revenue equipment on operating lease and property, plant, and equipment was $14.2 million, $14.1 million, and $14.6 million, for 2015, 2014, and 2013, respectively.

Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $47.8 million, and $64.9 million as of December 27, 2015 and December 28, 2014, respectively.

The following table reflects the components of intangible assets as of December 27, 2015 and December 28, 2014:

		December 27, 2015		December 28, 2014
(amounts in thousands)	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$75,649	$61,095	$79,110	$58,873
Trade names	1 to 30	24,598	16,937	27,172	18,031
Patents, license agreements	3 to 14	55,053	51,422	58,060	52,448
Internal-use software	3 to 7	24,489	17,348	24,034	14,758
Other	2 to 6	6,968	6,896	7,029	6,867
Total amortized finite-lived intangible assets		186,757	153,698	195,405	150,977

Indefinite-lived intangible assets:
Trade names		14,718	—	20,512	—
Total identifiable intangible assets		$201,475	$153,698	$215,917	$150,977

We recorded $10.9 million, $12.0 million, and $11.8 million of amortization expense for 2015, 2014, and 2013, respectively.

In December 2015, as a result of our annual impairment test of our indefinite-lived trade names, we recorded a $5.8 million impairment charge to the value of the Alpha trade name. The impairment charge was recorded in the Merchandise Availability Solutions segment and in asset impairment expense on the Consolidated Statement of Operations. The impairment is due to minimal anticipated growth in our Alpha business due to lower than expected growth in our customer base and increasing competitive pressures.

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

In December 2013, as a result of our annual impairment test of our indefinite-lived trade names, we recorded a $0.1 million impairment charge to the remaining value of the SIDEP trade name. The impairment charges were recorded in asset impairment expense in the MAS segment on the Consolidated Statement of Operations.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2016	$10,507
2017	$9,416
2018	$3,517
2019	$2,498
2020	$1,730

The changes in the carrying amount of goodwill by segments are as follows:

(amounts in thousands)	Merchandise Availability Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 29, 2013	$159,157	$2,116	$24,591	$185,864
Translation adjustments	(9,511)	—	(2,784)	(12,295)
Balance as of December 28, 2014	$149,646	$2,116	$21,807	$173,569
Translation adjustments	(7,233)	—	(2,226)	(9,459)
Balance as of December 27, 2015	$142,413	$2,116	$19,581	$164,110

The following table reflects the components of goodwill as of December 27, 2015 and December 28, 2014:

	December 27, 2015			December 28, 2014
(amounts in thousands)	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, net
Merchandise Availability Solutions	$175,602	$33,189	$142,413	$192,303	$42,657	$149,646
Apparel Labeling Solutions	82,747	80,631	2,116	84,407	82,291	2,116
Retail Merchandising Solutions	110,977	91,396	19,581	124,127	102,320	21,807
Total goodwill	$369,326	$205,216	$164,110	$400,837	$227,268	$173,569

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the October month-end close and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The 2015, 2014, and 2013 annual assessments did not result in an impairment charge.

As of the date of our fiscal 2015 annual impairment test, the estimated fair values for each of the reporting units in our segments exceeded their carrying values. The fair values in each of our regional reporting units in our MAS segment, as well as our RMS Asia-Pacific reporting unit, substantially exceeded their respective carrying values. However, the fair values of our RMS Europe and International Americas reporting unit (RMS Europe) and ALS reporting unit exceeded their respective carrying values by a smaller margin. The goodwill associated with these reporting units are $19.5 million and $2.1 million, respectively. The discount rates used in determining the fair value of the RMS Europe and ALS reporting units were 14.1% and 13.6%, respectively. Although our analysis regarding the fair values of the reporting units indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in goodwill impairment losses. Specifically, an unanticipated deterioration in revenues and gross margins generated by our MAS, ALS and RMS segments could trigger future impairment in those segments. The risk is greater for the RMS Europe reporting unit and ALS reporting unit in particular, because of the smaller amount of excess in comparing the discounted cash flow value to the overall carrying values of these reporting units.

Note 6. SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT

Short-term borrowings and current portion of long-term debt at December 27, 2015 and at December 28, 2014 consisted of the following:

(amounts in thousands)	December 27, 2015	December 28, 2014
Bank overdraft credit facility	$40	$65
Current portion of long-term debt	239	171
Total short-term borrowings and current portion of long-term debt	$279	$236

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

Note 7. LONG-TERM DEBT AND FINANCING LIABILITIES

Long-term debt at December 27, 2015 and December 28, 2014 consisted of the following:

(amounts in thousands)	December 27, 2015	December 28, 2014
2013 Senior Secured Credit Facility:
$200 million variable interest rate revolving credit facility maturing in 2018	$70,000	$65,000
Full-recourse factoring liabilities	—	83
Other capital leases with maturities through 2020	601	249
Total(1)	70,601	65,332
Less current portion	239	171
Total long-term portion	$70,362	$65,161

(1)	The weighted average interest rates for 2015 and 2014 were 1.9% and 1.5%, respectively.

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

Pursuant to the terms of the 2013 Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of (i) a maximum total leverage ratio of 3.00 and (ii) a minimum interest coverage ratio of 3.00. We are in compliance with the maximum total leverage ratio and minimum interest coverage ratio as of December 27, 2015. The 2013 Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the 2013 Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the 2013 Credit Agreement may be accelerated and the assets securing such obligations may be sold.
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

As of December 27, 2015, $1.3 million issued in letters of credit were outstanding under the 2013 Senior Secured Credit Facility.

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

Other Long-Term Debt

In December 2013, we entered into a sale-lease-back transaction in Spain. As of December 29, 2013, the lease had a balance of $1.2 million (€0.9 million), of which $0.2 million (€0.2 million) was included in the current portion of long-term debt and $1.0 million (€0.7 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets. In January 2014, the balance of the sale-lease-back obligation was repaid and no liability exists as of December 27, 2015.

The aggregate maturities on all long-term debt (including current portion) are:

(amounts in thousands)	Debt	Capital Leases	Total Debt(1)
2016	$—	$239	$239
2017	—	198	198
2018	70,000	145	70,145
2019	—	15	15
2020	—	4	4
Thereafter	—	—	—
Total	$70,000	$601	$70,601

(1)	Excludes Bank overdraft credit facility, included in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheets.

Financing Liability

In June 2011, we sold, to a financial institution in Spain, rights to future customer receivables resulting from the negotiated extension of previously executed sales-type lease arrangements, whose receivables were previously sold. The 2011 transaction qualified as a legal sale without recourse. However, until the receivables are recognized, the proceeds from the fiscal 2011 legal sale are accounted for as a financing arrangement and reflected as a financing liability in our consolidated balance sheet. The balance of the financing liability is $31.7 million and $33.1 million as of December 27, 2015 and December 28, 2014, respectively. Of this balance $20.9 million was included in current portion of financing liability as of December 27, 2015. We impute a non-cash interest charge on the financing liability using a rate of 6.365%, which we recognize as interest expense, until our right to recognize the legal sales permits us to de-recognize the liability and record operating income on the sale. We recognized interest expense related to the financing liability of $2.0 million and $2.2 million in the years ended December 27, 2015 and December 28, 2014, respectively.

During fiscal 2016 through 2018, when we are permitted to recognize the lease receivables upon the commencement of the lease extensions, we expect to de-recognize both the associated receivables and the related financing liability and record other operating income on the sale. At this point, our obligation under the financing liability will have been extinguished.

In March 2015, we again sold rights to future customer receivables to a financial institution in Spain resulting from the negotiated extension of previously executed sales-type lease arrangements. The 2015 transaction qualified as a legal sale without recourse. For the year ended December 27, 2015, we recognized $0.5 million of income on the sale in other operating income on our Consolidated Statement of Operations. A portion of the receivables were previously sold to another financial institution and we did not complete the reacquisition of these receivables until after the end of the first quarter of 2015. Therefore, a portion of the proceeds from the fiscal 2015 legal sale were accounted for as a financing arrangement and reflected as financing liability in our Consolidated Balance Sheets until the reacquisition of the receivables was completed in the second quarter of 2015.

Note 8. STOCK-BASED COMPENSATION

At December 27, 2015, we had stock-based employee compensation plans as described below. For the years ended December 27, 2015, December 28, 2014, and December 29, 2013, the total compensation expense (included in selling, general, and administrative expense) related to these plans was $5.5 million, $5.8 million, and $6.4 million ($5.3 million, $5.8 million, and $6.1 million, net of tax), respectively.

Stock Plans

The Checkpoint Systems, Inc. Amended and Restated 2004 Omnibus Incentive Compensation Plan (the 2004 Plan) was designed to provide incentives to employees, and non-employee directors through the award of stock options, stock appreciation rights, stock units, phantom shares, dividend equivalent rights and cash awards. The Compensation Committee of our Board of Directors administers the 2004 Plan and determines the terms and conditions of each award. Stock options issued under the 2004 Plan primarily vest over a three-year period and expire not more than 10 years from date of grant. Restricted stock units (RSUs) vest over three to five year periods from date of grant.

2015 Incentive Award Plan
In April 2015, the Board of Directors adopted the Checkpoint Systems, Inc. 2015 Incentive Award Plan (the 2015 Plan), with shareholder approval obtained at the annual meeting of shareholders held on June 3, 2015. Upon approval of the 2015 Plan, no additional awards are to be made under the 2004 Plan. All awards previously granted under the 2004 Plan will remain subject to the terms of the 2004 Plan. The 2015 Plan authorizes the issuance of a total of 3,877,777 shares of common stock, which will be reduced by any shares issued pursuant to awards granted under the 2004 Plan after December 28, 2014. This represents an increase of 1,252,766 shares over the current reserve in the 2004 Plan. In addition, subject to certain limitations, shares covered by an award granted under the 2015 Plan or shares covered by an award previously granted under the 2004 Plan which expire or are canceled without having been exercised in full or that are forfeited or repurchased shall be added to the shares of Common Stock authorized for issuance under the 2015 Plan. As of December 27, 2015, there were 3,730,234 shares available for grant under the 2015 Plan.
Key terms of the 2015 Plan include the following:

•
The terms of outstanding awards may not be amended to (i) reduce the exercise price of outstanding stock options or stock appreciation rights (SARs), or (ii) cancel, exchange, substitute, buy out or surrender outstanding options or SARs in exchange for cash, other awards, stock options or SARs with an exercise price that is less than the exercise price of the original stock options or SARs (as applicable) without shareholder approval

•
Shares of the Company’s common stock are limited from again being made available for issuance under the 2015 Plan when: (i) shares of common stock not issued or delivered as a result of the net settlement of an outstanding SAR or stock option, (ii) shares of common stock used to pay the exercise price or withholding taxes related to an outstanding award, or (iii) shares of common stock repurchased on the open market with the proceeds of the stock option exercise price

•
There is a minimum exercise price with respect to stock options or SARs to be granted under the 2015 Plan such that no stock option or SAR may be granted under the Plan with a per share exercise price that is less than 100% of the fair market value of one share of the Company’s common stock on the date of grant

•
There is a limitation against the payment of any cash dividend or dividend equivalent right (DER) with respect to awards that vest based upon the attainment of one or more performance measures such that no awards granted under the 2015 Plan based upon the attainment of one or more performance measures will be entitled to receive payment of any cash dividends or DERs with respect to such awards unless and until such awards vest.

We also have a Long-Term Incentive Plan (LTIP) under which restricted stock units (RSUs) are awarded to eligible executives and eligible key employees. The RSUs that vest under this plan reduce the shares available to grant under the 2004 Plan.

Stock Options

Option activity under the principal option plans as of December 27, 2015 and changes during the year then ended were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2014	2,349,447	$17.77	3.98	$2,716
Granted	373,440	11.38
Exercised	(15,430)	8.98
Forfeited or expired	(441,465)	18.72
Outstanding at December 27, 2015	2,265,992	$16.59	4.49	$18,662
Vested and expected to vest at December 27, 2015	2,265,992	$16.59	4.49	$18,662
Exercisable at December 27, 2015	1,743,945	$17.90	3.14	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 27, 2015. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised for the years ended December 27, 2015, December 28, 2014, and December 29, 2013, was $45 thousand, $0.3 million, and $0.8 million, respectively.

As of December 27, 2015, $1.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.0 years.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Cash received from option exercises and purchases under the ESPP for the year ended December 27, 2015 was $1.6 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $0.1 million and $0.1 million for the fiscal years ended December 27, 2015 and December 28, 2014. We have applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax short falls will be applied against this windfall before being charged to earnings.

Restricted Stock Units

We issue service-based restricted stock units with vesting periods up to five years. These awards are valued using their intrinsic value on the date of grant. The compensation expense is recognized straight-line over the vesting term.

Nonvested service-based restricted stock units as of December 27, 2015 and changes during the year ended December 27, 2015 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 28, 2014	940,857	0.56	$17.11
Granted	339,310		$12.47
Vested	(293,338)		$12.89
Forfeited	(43,913)		$14.47
Nonvested at December 27, 2015	942,916	0.74	$16.88
Vested and expected to vest at December 27, 2015	942,916	0.74
Vested at December 27, 2015	424,375	—

The total fair value of restricted stock awards vested during 2015 was $3.8 million as compared to $2.9 million during 2014. As of December 27, 2015, there was $2.9 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Long-Term Incentive Plans (LTIPs)

The following awards of restricted stock units (RSUs) with a performance or market condition are excluded from the balance of nonvested RSUs at December 27, 2015 in the table above. There were no new LTIP awards in the year ended December 27, 2015.

RSUs were awarded to certain key employees as part of the LTIP 2010, LTIP 2011, and LTIP 2012 plans with company-specific performance goals set for each plan over three-year performance periods. The value of these units was charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. No RSUs were earned under the LTIP 2010, LTIP 2011, and LTIP 2012 plans. In 2013 we reversed $0.5 million of previously recognized compensation cost for these RSUs when we determined the specific relative performance goals would not be achieved.

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

On February 27, 2013, RSUs were awarded to certain of our key employees as part of the LTIP 2013 plan. These awards had a market condition. The number of shares for these units varies based on the relative ranking of our total shareholder return (TSR) against the TSRs of the constituents of the Russell 2000 Index during the January 2013 to December 2015 performance period. The value of these units was charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. Additional RSUs related to the LTIP 2013 plan were awarded on May 28, 2013. Compensation expense of $56 thousand and $80 thousand was recognized in connection with these RSUs for the years ended December 27, 2015 and December 28, 2014, respectively. Due to not meeting the market condition set in the Plan requirements, no RSUs were earned under the plan.

On May 2, 2013, a cash-based performance award was awarded to our CEO under the terms of our 2013 LTIP plan. Our relative TSR performance determines the payout as a percentage of an established target cash amount of $0.4 million. Because the final payout of the award is made in cash, the award is classified as a liability and the fair value is marked-to-market each reporting period. The value of this award was charged to compensation expense on a straight-line basis over the vesting period which ends December 31, 2015. In the third quarter of 2015, due to the Company’s low ranking among peers and short remaining period, the fair value of the award has been reduced to zero. Compensation expense of $0.1 million was fully reversed in the first nine months of 2015. Compensation expense of $0.1 million was recognized in connection with this award for the year ended December 28, 2014.

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

Other Compensation Arrangements

During fiscal 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest evenly over two or three years from the date of grant. The total amount accrued related to the plan equaled $0.9 million at December 27, 2015, of which $1.1 million, $1.1 million, and $1.2 million was expensed for the years ended December 27, 2015, December 28, 2014, and December 29, 2013, respectively. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 9. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments in 2015, 2014, and 2013 include payments for interest of $1.6 million, $1.8 million, and $16.3 million, respectively, and also includes payments for income taxes of $7.8 million, $10.7 million, and $10.8 million, respectively.

At December 27, 2015, December 28, 2014 and December 29, 2013, we accrued $1.6 million, $1.6 million and $1.1 million, respectively, of capital expenditures. These amounts were excluded from the Consolidated Statements of Cash Flows at December 27, 2015, December 28, 2014, and December 29, 2013 since they represent non-cash investing activities. Accrued capital expenditures at December 27, 2015, December 28, 2014, and December 29, 2013 are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets.

Also excluded from the Consolidated Statements of Cash Flows for the years ended December 27, 2015, December 28, 2014, and December 29, 2013 are $0.4 million, $0.2 million, and $0.1 million, respectively, of new capital lease obligations and related capitalized assets.

A special dividend was declared on March 5, 2015. The cash portion of the Dividend of $21.0 million was paid to common shareholders on April 10, 2015. The non-cash portion of the Dividend of $0.4 million was also credited to the executive and director deferred compensation plan deferred stock accounts on April 10, 2015 in accordance with the plans.

Note 10. STOCKHOLDERS’ EQUITY

The components of accumulated other comprehensive income at December 27, 2015 and at December 28, 2014 are as follows:

(amounts in thousands)	December 27, 2015	December 28, 2014
Actuarial losses on pension plans, net of tax	$(18,232)	$(35,036)
Actuarial losses on other postretirement benefits, net of tax	(1,014)	—
Derivative hedge contracts, net of tax	(125)	—
Foreign currency translation adjustment	(20,856)	352
Total	$(40,227)	$(34,684)

Note 11. EARNINGS PER SHARE

For fiscal years 2015, 2014, and 2013, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. The following data shows the amounts used in computing earnings per share and the affect on net earnings from continuing operations and the weighted average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)	December 27, 2015	December 28, 2014	December 29, 2013
Basic (loss) earnings from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$(26,215)	$10,953	$(1,772)
Basic loss from discontinued operations, net of tax (benefit) expense of $0, $0, and ($68)	$—	$—	$(17,156)
Diluted (loss) earnings from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$(26,215)	$10,953	$(1,772)
Diluted loss from discontinued operations, net of tax (benefit) expense of $0, $0, and ($68)	$—	$—	$(17,156)
Shares:
Weighted average number of common shares outstanding	41,881	41,683	41,128
Shares issuable under deferred compensation agreements	858	368	393
Basic weighted average number of common shares outstanding	42,739	42,051	41,521
Common shares assumed upon exercise of stock options and awards	—	312	—
Unvested shares issuable under deferred compensation arrangements	—	11	—
Dilutive weighted average number of common shares outstanding	42,739	42,374	41,521
Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share:
(Loss) earnings from continuing operations	$(0.61)	$0.26	$(0.05)
Loss from discontinued operations, net of tax	—	—	(0.41)
Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share	$(0.61)	$0.26	$(0.46)
Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share:
(Loss) earnings from continuing operations	$(0.61)	$0.26	$(0.05)
Loss from discontinued operations, net of tax	—	—	(0.41)
Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share	$(0.61)	$0.26	$(0.46)

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive potential common shares for the years ended December 27, 2015, December 28, 2014, and December 29, 2013 were as follows:

(amounts in thousands)	December 27, 2015	December 28, 2014	December 29, 2013
Weighted average potential common shares associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1)	2,416	1,959	2,368

(1)
Adjustments for stock options and awards of 146 shares and 361 shares and deferred compensation arrangements of 23 shares and 21 shares were anti-dilutive in fiscal 2015 and 2013, respectively. These shares were therefore excluded from the earnings per share calculation due to our net loss for the years.

Note 12. INCOME TAXES

The domestic and foreign components of earnings from continuing operations before income taxes are:

(amounts in thousands)	December 27, 2015	December 28, 2014	December 29, 2013
Domestic	$(39,924)	$14,200	$(11,014)
Foreign	21,349	19,974	12,914
Total	$(18,575)	$34,174	$1,900

Provision for income taxes:

(amounts in thousands)	December 27, 2015	December 28, 2014	December 29, 2013
Currently payable
Federal	$(633)	$(41)	$(2,218)
State	68	63	73
Puerto Rico	200	77	(275)
Foreign	2,178	5,746	9,519
Total currently payable	1,813	5,845	7,099

Deferred
Federal	57	2,145	3,701
State	(312)	14	35
Puerto Rico	—	—	314
Foreign	6,082	15,217	(7,478)
Total deferred	5,827	17,376	(3,428)
Total provision	$7,640	$23,221	$3,671

Deferred tax assets/liabilities at December 27, 2015 and December 28, 2014 consist of:

(amounts in thousands)	December 27, 2015	December 28, 2014
Inventory	$3,663	$3,821
Accounts receivable	939	1,093
Capitalized research and development costs	25,252	23,938
Financing liability	7,036	7,276
Net operating loss and foreign tax credit carryforwards	91,100	88,442
Interest carryforward	5,338	4,661
Deferred revenue	1,745	1,455
Pension	13,349	17,967
Uncertain tax positions	7,030	11,628
Deferred compensation	2,677	3,278
Stock based compensation	7,963	8,861
Depreciation	1,038	1,623
Other	10,472	4,557
Valuation allowance	(150,154)	(148,838)
Deferred tax assets	27,448	29,762
Intangibles	11,232	10,831
Unremitted earnings	8,235	6,177
Deferred tax liabilities	19,467	17,008
Net deferred tax assets	$7,981	$12,754

At December 27, 2015, we had $21.2 million of net operating loss carryforwards (tax effected) in certain non-U.S. jurisdictions. Of these, $15.8 million have no expiration, and the remaining $5.4 million will expire in future years through 2034. In the U.S., there were approximately $4.7 million of federal net operating loss carryforwards certain of which are subject to IRC § 382 limitations and $5.5 million of state net operating loss carryforwards, which will expire in future years through 2035.

In the U.S., a $1.5 million, $1.1 million and $3.5 million windfall benefit on stock compensation occurred in 2013, 2011 and 2010, respectively. We have not recorded these amounts to additional capital or increased its related net operating loss carryforward due to the fact that the windfall benefits have not reduced income taxes payable. There was no windfall benefit on stock compensation in 2015, 2014 or 2012. We have adopted a “with and without” approach with regards to the utilization of windfall benefits.

At December 27, 2015, we had U.S. foreign tax credit carryforwards of $58.9 million with expiration dates ranging from 2016 to 2025.

We operate under tax holidays in other countries, which are effective through dates ranging from 2015 through 2017, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The impact of the tax holidays is a benefit of $0.02 and $0.02 per share for the years ended December 27, 2015 and December 28, 2014.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We assess whether valuation allowances should be established against our deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring and tax planning alternatives. We operate and derive income from multiple lines of business across multiple jurisdictions. As each of the respective lines of business experiences changes in operating results across their geographic footprint, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. We are committed to implementing tax planning actions, when deemed appropriate, in jurisdictions that experience losses in order to realize deferred tax assets prior to their expiration. At December 27, 2015 and December 28, 2014, we had net deferred tax assets of $8.0 million and $12.8 million, respectively.

There was a change in accounting principle related to our early adoption of ASU 2015-17 on a prospective basis as of December 27, 2015. The adoption resulted in a decrease to current assets, a decrease to current liabilities, and an increase to both noncurrent deferred tax assets and liabilities. The adoption of the ASU to classify all of our deferred tax assets and liabilities as noncurrent will reduce time, complexity and costs to prepare our tax disclosures related to deferred income taxes.

At December 27, 2015, the U.S. had a valuation allowance of $115.8 million recorded against its net deferred tax assets of $104.5 million. The amount of valuation allowance recorded was greater than the net domestic deferred tax asset after consideration of deferred tax liabilities associated with non amortizable assets such as goodwill and indefinite lived intangibles. The valuation allowance is reviewed quarterly and will be maintained until there is sufficient positive evidence to support a release. At each reporting date, we consider new evidence, both positive and negative, that could impact the future realization of deferred tax assets. We will consider a release of the valuation allowance once there is sufficient positive evidence that it is more likely than not that the deferred tax assets will be realized. Any release of the valuation allowance will be recorded as a tax benefit increasing net income or other comprehensive income.

During 2013, negative evidence arose in the form of cumulative losses in various jurisdictions in which we established $0.9 million of valuation allowance during the year. Offsetting this amount is a $1.0 million release in valuation allowance related to Belgium, as positive evidence arose in the form of cumulative income.

During 2014, we determined that income related to certain warehousing operations which were historically operated out of Germany would be moved to the Netherlands beginning in fiscal 2015. The change resulted in a significant decrease in forecasted future pre-taxable income in Germany. As a result, we determined that it was no longer more likely than not that the deferred tax assets in Germany would be recoverable. Accordingly, we recorded a valuation allowance in Germany of $14.0 million as of the end of the third quarter of 2014 which also resulted in a corresponding increase to tax expense. As the change also results in an increase in future taxable income in the Netherlands, we evaluated the impact of the change on the valuation allowance in the Netherlands of $2.4 million and concluded that the impact of the increased taxable income provides sufficient evidence to reverse the full amount of the Netherlands valuation allowance. We also recorded a valuation allowance reversal of $0.3 million in Canada during the third quarter of 2014.

During 2015, negative evidence arose in the form of projected cumulative losses in one of the China entities, for which we established a $0.4 million valuation allowance during the year.

In the fourth quarter of 2011, we changed our assertion on unremitted earnings for certain foreign subsidiaries, primarily due to pressure on our leverage ratio for debt covenants. This resulted in the repatriation of foreign earnings in order to reduce worldwide debt to the levels stipulated by our covenants and the projected future cash impact of our refined business strategy. Our assertion on unremitted earnings remains unchanged in 2015.

As of December 27, 2015, we provided a deferred tax liability of approximately $8.2 million consisting of $3.2 million of withholding taxes associated with future repatriation of earnings for certain subsidiaries and $5.0 million of income taxes related to unremitted earnings. We have not provided deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as the investments are essentially permanent in nature, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings.

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $4.4 million as of December 27, 2015. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations. A liability of approximately $0.5 million could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed.

A reconciliation of the tax provision at the statutory U.S. Federal income tax rate with the tax provision at the effective income tax rate follows:

(amounts in thousands)	December 27, 2015	December 28, 2014	December 29, 2013
Tax provision at the statutory federal income tax rate	$(6,501)	$11,961	$665
Unremitted earnings	2,786	4,281	60
Non-deductible permanent items	1,246	1,220	1,677
State and local income taxes, net of federal benefit	(268)	55	82
Current year income or losses with no tax benefit or expense recognized due to valuation allowance	9,886	(8,551)	(165)
Effect of foreign operations	35	3,143	1,041
Potential tax contingencies	(990)	(634)	160
Change in valuation allowance	448	11,297	(125)
Stock based compensation	612	316	315
Other	386	133	(39)
Tax provision at the effective tax rate	$7,640	$23,221	$3,671

Included in the effect of foreign operations is the U.S. tax impact of certain foreign income inclusions. Due to the U.S. valuation allowance, there was no related impact on overall tax expense in 2015, 2014 and 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(amounts in thousands)	December 27, 2015	December 28, 2014	December 29, 2013
Gross unrecognized tax benefits at beginning of year	$25,899	$26,592	$24,436
Increases in tax positions for prior years	1,808	585	910
Decreases in tax positions for prior years	(5,476)	—	(1,083)
Increases in tax positions for current year	2,854	1,164	4,003
Settlements	(1,281)	—	—
Lapse in statute of limitations	(2,609)	(2,442)	(1,674)
Gross unrecognized tax benefits at end of year	$21,195	$25,899	$26,592

As of December 27, 2015 and December 28, 2014, $10.5 million and $16.1 million, respectively, of our unrecognized tax benefits, penalties, and interest were recorded as a component of other long term liabilities on the consolidated balance sheet.

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $12.0 million and $16.4 million at December 27, 2015 and December 28, 2014, respectively. Penalties and tax-related interest expense are reported as a component of income tax expense. During fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013, we recognized interest and penalties of $(0.1) million, $(0.1) million, and $0.1 million, respectively, in the statement of operations. At December 27, 2015 and December 28, 2014, we have accrued interest and penalties related to unrecognized tax benefits of $3.1 million and $4.3 million, respectively.

We file income tax returns in the U.S. and in various states, local, and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within the next twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next twelve months by $3.6 million.

We are currently under audit in the following major jurisdictions: India - 2010 to 2013, France - 2012 to 2013 and Canada - 2011 to 2014. The following major jurisdictions have tax years that remain subject to examination: Germany - 2010 to 2015, United States - 2012 to 2015, China - 2012 to 2015 and Hong Kong - 2009 to 2015. Our tax returns for open years in all jurisdictions are subject to changes upon examination.

Note 13. EMPLOYEE BENEFIT PLANS

Under our defined contribution savings plans, eligible employees may make basic (up to 6% of an employee’s earnings) and supplemental contributions. We match in cash 50% of the participant’s basic contributions. Company contributions vest to participants in increasing percentages over one to five years of service. Our contributions under the plans approximated $1.2 million, $1.1 million, and $1.1 million, in 2015, 2014, and 2013, respectively.

Generally, all employees in the U.S. may participate in our U.S. Savings Plan. All full-time employees of the Canada subsidiary who have completed three months of service may participate in our Registered Retirement Savings Plan.

In April 2015, the Board of Directors adopted the 2015 Employee Stock Purchase Plan (the 2015 ESPP), with shareholder approval obtained at the annual meeting of shareholders held on June 3, 2015. The 2015 ESPP is designed to replace the Checkpoint Systems, Inc. 423 Employee Stock Purchase Plan (the Prior ESPP). Under the provisions of the plan, eligible employees may contribute from 1% to 25% of their base compensation to purchase shares of our common stock at 85% of the fair market value on the offering date or the exercise date of the offering period, whichever is lower.

We exhausted the number of shares available for issuance under the Prior ESPP at the end of March 2015. In connection with the adoption of the 2015 ESPP, we registered an additional 600,000 shares to an aggregate of 1,650,000 shares. Our expense for this plan in fiscal 2015, 2014 and 2013 was $0.5 million, $0.6 million, and $0.4 million, respectively. As of December 27, 2015, there were 520,227 shares authorized and available to be issued. During fiscal year 2015, 187,760 shares were issued under this plan as compared to 123,210 shares in 2014 and 169,143 shares in 2013.

We maintain deferred compensation plans for executives and non-employee directors. The executive deferred compensation plan allows certain executives to defer portions of their salary and bonus (up to 50% and 100%, respectively) into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests in thirds at each calendar year end for three years following the match. For executives over the age of 55 years old, the matching contribution vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. The unvested match is considered in the calculation of diluted earnings per share. Our match into the deferred stock account under the executive plan for fiscal years 2015, 2014, and 2013 were approximately $0.1 million, $0.1 million, and $0.1 million, respectively. The match will be expensed ratably over a three year vesting period for executives under 55 years old and immediate for those older than 55 years.

The director deferred compensation plan allows non-employee directors to defer their compensation into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. Our match into the deferred stock account under the director’s plan approximated $38 thousand, $69 thousand, and $56 thousand for fiscal years 2015, 2014, and 2013, respectively.

We maintain several other postretirement benefit plans for former executives. For the year ended December 27, 2015, we recognized $1.0 million in actuarial loss in Accumulated other comprehensive income related to a joint and survivor annuity benefit provided under the other postretirement benefit plans. The majority of the actuarial loss is due to the remeasurement of life expectancies and changes in discount rates.

Pension Plans

We maintain several defined benefit pension plans, principally in Europe. The plans covered approximately 5% of the total workforce at December 27, 2015. The benefits accrue according to the length of service, age, and remuneration of the employee. We recognize the funded status of our defined benefit postretirement plans in our consolidated balance sheet.

The amounts recognized in accumulated other comprehensive income at December 27, 2015, and December 28, 2014 consist of:

(amounts in thousands)	December 27, 2015	December 28, 2014
Prior service costs	$590	$421
Actuarial losses	24,810	42,718
Total	25,400	43,139
Deferred tax	(7,168)	(8,103)
Net	$18,232	$35,036

The amounts included in accumulated other comprehensive income at December 27, 2015 and expected to be recognized in net periodic pension cost during the year ending December 25, 2016 is as follows:

(amounts in thousands)	December 25, 2016
Prior service costs	$39
Actuarial loss	1,749
Total	$1,788

We expect to make contributions of $4.3 million during the year ending December 25, 2016.

The pension plans included the following net cost components:

(amounts in thousands)	December 27, 2015	December 28, 2014	December 29, 2013
Service cost	$1,194	$1,097	$1,081
Interest cost	2,106	3,555	3,537
Expected return on plan assets	(134)	(1)	103
Amortization of actuarial loss	2,947	1,495	1,567
Amortization of prior service costs	26	12	2
Net periodic pension cost	6,139	6,158	6,290
Total pension expense	$6,139	$6,158	$6,290

The tables below set forth the funded status of our plans and amounts recognized in the accompanying Consolidated Balance Sheets.

(amounts in thousands)	December 27, 2015	December 28, 2014
Change in benefit obligation
Net benefit obligation at beginning of year	$116,949	$107,029
Service cost	1,194	1,097
Interest cost	2,106	3,555
Actuarial (gain) loss	(11,237)	23,975
Gross benefits paid	(4,366)	(4,743)
Plan amendments	240	306
Foreign currency exchange rate changes	(11,537)	(14,270)
Net benefit obligation at end of year	$93,349	$116,949

Change in plan assets
Fair value of plan assets at beginning of year	$3,557	$2,339
Actual return on assets	(228)	1,422
Employer contributions	4,188	4,942
Gross benefits paid	(4,366)	(4,743)
Foreign currency exchange rate changes	(350)	(403)
Fair value of plan assets at end of year	$2,801	$3,557

Reconciliation of funded status
Funded status at end of year	$(90,548)	$(113,392)

(amounts in thousands)	December 27, 2015	December 28, 2014
Amounts recognized in accrued pension consist of:
Accrued pensions — current	$3,994	$4,472
Accrued pensions	86,554	108,920
Net amount recognized at end of year	$90,548	$113,392
Other comprehensive income attributable to prior service cost arising during year	$240	$306
Accumulated benefit obligation at end of year	$88,442	$110,204

The following table sets forth additional fiscal year-ended information for pension plans for which the accumulated benefit is in excess of plan assets:

(amounts in thousands)	December 27, 2015	December 28, 2014
Projected benefit obligation	$93,349	$116,949
Accumulated benefit obligation	$88,442	$110,204
Fair value of plan assets	$2,801	$3,557

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

	December 27, 2015	December 28, 2014	December 29, 2013
Weighted average assumptions for year-end benefit obligations:
Discount rate(1)	2.51%	2.01%
Expected rate of increase in future compensation levels	2.52%	2.52%
Weighted average assumptions for net periodic benefit cost development:
Discount rate(1)	2.01%	3.52%	3.53%
Expected rate of return on plan assets	2.25%	3.90%	4.50%
Expected rate of increase in future compensation levels	2.52%	2.53%	2.52%
Measurement Date:	December 31, 2015	December 31, 2014	December 31, 2013

(1)	Represents the weighted average rate for all pension plans.

In developing the discount rate assumption for each country, we use a yield curve approach. The yield curve is based on the AA rated bonds underlying the Barclays Capital corporate bond index. The weighted average discount rate was 2.51% in 2015 and 2.01% in 2014. We calculate the weighted average duration of the plans in each country, then select the discount rate from the appropriate yield curve which best corresponds to the plans' liability profile.

The majority of our pension plans are unfunded plans. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held. This resulted in the selection of the 2.25% long-term rate of return on asset assumption. For funded plans, all assets are held in foreign government bonds.

The benefits expected to be paid over the next five years and the five aggregated years after:

(amounts in thousands)
2016	$3,995
2017	$4,034
2018	$4,108
2019	$4,148
2020	$4,244
2021 through 2025	$22,183

The following table provides a summary of the fair value of our pension plan assets at December 27, 2015 utilizing the fair value hierarchy discussed in Note 14 of the Consolidated Financial Statements:

(amounts in thousands)	Total Fair Value Measurement December 27, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Global insurance assets	$2,801	$—	$—	$2,801

All investments consist of fixed-income global insurance. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal.

Additional information pertaining to the changes in the fair value of the pension plan assets classified as Level 3 for the year ended December 27, 2015 is presented below:

(amounts in thousands)	Balance as of December 28, 2014	Actual Return on Plan Assets, Relating to Assets Still Held at the Reporting Date	Actual Return on Plan Assets, Relating to Assets Sold During the Period	Purchases, Sales and Settlements	Transfer into / (out of) Level 3	Change due to Exchange Rate Changes	Balance as of December 27, 2015
Asset Category
Global insurance assets	$3,557	$(228)	$—	$250	$(427)	$(351)	$2,801
Total Level 3 Assets	$3,557	$(228)	$—	$250	$(427)	$(351)	$2,801

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of December 27, 2015 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement December 27, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$109	$—	$109	$—
Total assets	$109	$—	$109	$—

Foreign currency revenue forecast contracts	$135	$—	$135	$—
Total liabilities	$135	$—	$135	$—

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

The following table provides a summary of the activity associated with all of our designated cash flow hedges (foreign currency) reflected in accumulated other comprehensive income for the years ended December 27, 2015 and December 28, 2014:

(amounts in thousands)	December 27, 2015	December 28, 2014
Beginning balance, net of tax	$—	$—
Changes in fair value gain, net of tax	(125)	—
Ending balance, net of tax	$(125)	$—

We believe that the fair values of our current assets and current liabilities (cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at December 27, 2015 and December 28, 2014 are summarized in the following table:

	December 27, 2015		December 28, 2014
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring)(1)
2013 Senior secured credit facility	$70,000	$70,000	$65,000	$65,000

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

Long-term debt is carried at the original offering price, less any payments of principal. The carrying amount of the Senior Secured Credit Facility approximates fair value due to the variable rate nature of its interest at current market rates. The related fair value measurement has generally been classified as Level 2.

Nonrecurring Fair Value Measurements

In 2015, as a result of our annual impairment test, we wrote the Alpha indefinite-lived trade name down to its impaired fair value of $13.6 million. This resulted in a $5.8 million impairment charge that was recorded in asset impairment in the Merchandise Availability Solutions segment on the Consolidated Statement of Operations. The nonrecurring fair value measurement was developed using significant unobservable inputs (Level 3). The fair value was computed using the relief from royalty income valuation approach. Refer to Note 5 of the Consolidated Financial Statements.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of December 27, 2015 and December 28, 2014:

	December 27, 2015				December 28, 2014
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$—	Other current liabilities	$135	Other current assets	$—	Other current liabilities	$—
Total derivatives designated as hedging instruments		—		135		—		—
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	109	Other current liabilities	—	Other current assets	55	Other current liabilities	23
Total derivatives not designated as hedging instruments		109		—		55		23
Total derivatives		$109		$135		$55		$23

The following tables present the amounts affecting the Consolidated Statement of Operations for the years ended December 27, 2015, December 28, 2014, and December 29, 2013:

	December 27, 2015
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges
Foreign currency revenue forecast contracts	$(125)	Cost of sales	$—	$(10)

December 28, 2014
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges
Foreign currency revenue forecast contracts	$—	Cost of sales	$—	$—

	December 29, 2013
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges
Foreign currency revenue forecast contracts	$—	Cost of sales	$(161)	$11

	December 27, 2015		December 28, 2014		December 29, 2013
(amounts in thousands)	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments
Foreign exchange forwards and options	$613	Other gain (loss), net	$425	Other gain (loss), net	$(404)	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of December 27, 2015, we had currency forward exchange contracts with notional amounts totaling approximately $6.5 million. The fair values of the forward exchange contracts were reflected as a $0.1 million asset included in other current assets in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the fourth quarter of 2015, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from January 2016 to December 2016. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of December 27, 2015, the fair value of these cash flow hedges was reflected as a $0.1 million liability and is included in other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $16.4 million (€15.0 million) and the unrealized loss recorded in other comprehensive income was $0.1 million (net of taxes of $0), of which $0.1 million is expected to be reclassified to earnings over the next twelve months. During the year ended December 27, 2015, no benefit related to these foreign currency hedges was recorded to cost of goods sold as no inventory was sold to external parties. We recognized no hedge ineffectiveness during the year ended December 27, 2015.

Aggregate foreign currency transaction losses in 2015, 2014, and 2013, were $23 thousand, $1.0 million, and $4.1 million, respectively, and are included in other gain (loss), net on the Consolidated Statements of Operations.

Additionally, there were no deferrals of gains or losses on currency forward exchange contracts at December 27, 2015.

Note 15. PROVISION FOR RESTRUCTURING

Profit Enhancement Plan

During September 2014, we initiated the Profit Enhancement Plan focused on increasing profitability through strategic headcount reductions and streamlining manufacturing processes. The first phase of this plan was implemented in the third quarter of 2014 and was expanded in the fourth quarter of 2015. The remaining phases of the plan, including headcount reductions, are expected to be substantially completed by the fourth quarter of 2016.

As of December 27, 2015, the net charge to earnings of $10.1 million represents the current year activity related to the Profit Enhancement Plan. Total costs related to the plan of $15.3 million have been incurred through December 27, 2015. Termination benefits are planned to be paid one month to 24 months after termination.

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

As of December 27, 2015, the net charge reversed to earnings of $51 thousand represents the current year activity related to the Global Restructuring Plan including Project LEAN. Total costs related to the plan of $60.3 million have been incurred through December 27, 2015. All terminations for the plan were substantially completed during the fourth quarter of 2014. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

As of December 27, 2015, the net charge reversed to earnings of $1 thousand represents the current year activity related to the SG&A Restructuring Plan. Total costs related to the plan of $17.9 million have been incurred through December 27, 2015. All terminations for the plan were substantially completed during the fourth quarter of 2014. Termination benefits are planned to be paid one month to 24 months after termination.

Restructuring expense for the years ended December 27, 2015, December 28, 2014, and December 29, 2013 was as follows:

(amounts in thousands)	December 27, 2015	December 28, 2014	December 29, 2013
Profit Enhancement Plan
Severance and other employee-related charges	$9,387	$5,181	$—
Other exit costs	677	101	—
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	(122)	976	7,421
Asset impairments	—	172	1,210
Other exit costs	71	231	2,389
SG&A Restructuring Plan
Severance and other employee-related charges	(1)	(7)	(222)
Other exit costs	—	—	68
Total	$10,012	$6,654	$10,866

Restructuring accrual activity for the year ended December 27, 2015 was as follows:

(amounts in thousands)
Fiscal 2015	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at December 27, 2015
Profit Enhancement Plan
Severance and other employee-related charges(2)	$4,082	$10,542	$(1,155)	$(4,972)	$(355)	$8,142
Other exit costs(1)	—	677	—	(665)	—	12
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges(2)	2,050	93	(215)	(1,302)	(169)	457
Other exit costs(1)	15	71	—	(86)	—	—
SG&A Restructuring Plan
Severance and other employee-related charges(2)	108	—	(1)	(45)	(9)	53
Total	$6,255	$11,383	$(1,371)	$(7,070)	$(533)	$8,664

(1)	During 2015, there was a net charge to earnings of $0.7 million primarily due to legal, outplacement and restructuring agent costs in connection with the restructuring plan.

(2)
During 2015, there was a severance charge reversed to earnings of $1.4 million primarily due to eliminations of individuals from the plans, replacements of individuals in the plans with other individuals, resignations, and other final accrual adjustments.

Restructuring accrual activity for the year ended December 28, 2014 was as follows:

(amounts in thousands)
Fiscal 2014	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at December 28, 2014
Profit Enhancement Plan
Severance and other employee-related charges(2)	$—	$5,233	$(52)	$(770)	$(329)	$4,082
Other exit costs(1)	—	101	—	(101)	—	—
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges(2)	7,901	2,917	(1,941)	(6,434)	(393)	2,050
Other exit costs(1)	66	231	—	(285)	3	15
SG&A Restructuring Plan
Severance and other employee-related charges(2)	208	42	(49)	(67)	(26)	108
Total	$8,175	$8,524	$(2,042)	$(7,657)	$(745)	$6,255

(1)	During 2014, there was a net charge to earnings of $0.3 million primarily due to outplacement costs and legal costs in connection with the restructuring plan.

(2)
During 2014, there was a severance charge reversed to earnings of $2.0 million primarily due to eliminations of individuals from the plans, replacements of individuals in the plans with other individuals, resignations, and other final accrual adjustments.

Note 16. COMMITMENTS AND CONTINGENCIES

We lease certain production facilities, offices, distribution centers, and equipment. Rental expense for all operating leases approximated $9.4 million, $9.8 million, and $10.9 million, in 2015, 2014, and 2013, respectively.

Future minimum payments for operating leases and capital leases having non-cancelable terms in excess of one year at December 27, 2015 are:

(amounts in thousands)	Capital Leases	Operating Leases	Total
2016	$264	$8,110	$8,374
2017	213	4,063	4,276
2018	149	2,207	2,356
2019	16	1,030	1,046
2020	4	536	540
Thereafter	—	200	200
Total minimum lease payments	$646	$16,146	$16,792
Less: amounts representing interest	45
Present value of minimum lease payments	$601

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

On August 18, 2015, the Pennsylvania Court granted defendants' motions for attorney fees designating the case as an exceptional case under the new exceptional case standard. The Pennsylvania Court reinstated the original award in the amount of $6.6 million and awarded an unspecified portion of defendants' attorney fees, including appellate fees, and post-judgment interest under 35 U.S.C. § 285. On December 21, 2015, the Pennsylvania Court issued a judgment awarding the defendants $10.3 million. We have accrued the full amount of this award within other accrued expenses on the Consolidated Balance Sheet and in litigation matters on the Consolidated Statement of Operations. We filed an appeal of the Pennsylvania Court’s decision to the Appellate Court on January 4, 2016.

On July 31, 2014, All-Tag Security Americas, Inc. (All-Tag Security Americas) filed a separate patent infringement suit against us in the United States District Court for the Southern District of Florida, under the caption All-Tag Security Americas, Inc. v. Checkpoint Systems, Inc., C.A. No. 9:14-cv-81004-DMM. All-Tag Security Americas alleged that one of our products, the Micro EP PST label, infringes U.S. Patent No. 7,495,566 (the 556 Patent), one of All-Tag Security Americas’ patents. On October 10, 2014, All-Tag Security Americas filed a second patent infringement suit against us in the United States District Court for the Southern District of Florida. This second suit was filed for procedural reasons and involved the same subject matter as All-Tag Security Americas' July 31, 2014 suit. On December 22, 2014, the parties entered into a settlement agreement whereby we agreed to pay $1.2 million to settle these outstanding cases.

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

Matter related to Meier Class Action Lawsuit

On November 11, 2015, a purported shareholder class action lawsuit was filed against us and certain of our current and former officers captioned, Meier v. Checkpoint Systems, Inc., et al., No. 1:15-cv-08007 (RBK)(KMW) (D.N.J.).  The complaint alleges violations of the federal securities laws related to the restatement of the Company’s previously-issued financial statements announced on November 3, 2015.  The complaint names as defendants our Chief Executive Officer and President George Babich, Jr., our Chief Financial Officer James M. Lucania, our former Chief Financial Officer Jeffrey O. Richard, and the Company.  The complaint alleges that we had filed false and misleading reports with the Securities and Exchange Commission beginning on March 5, 2015 through November 3, 2015, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), 15 U.S.C. §§ 78j(b) and 78t(a), and Rule 10b-5 promulgated thereunder by the SEC, 17 C.F.R. § 240.10b-5. On January 11, 2016, two shareholders filed applications with the Court to be appointed as lead plaintiff and to have their counsel appointed as lead counsel.  Subsequently, one of the two shareholders withdrew her application.  The remaining application is pending before the Court. We, together with the individual defendants expect to file a motion to dismiss the case at the appropriate time.

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

The business segment information set forth below is that viewed by the chief operating decision maker:

(A)	Business Segments

(amounts in thousands)	December 27, 2015		December 28, 2014		December 29, 2013
Business segment net revenue:
Merchandise Availability Solutions	$383,198	(1)	$438,847	(2)	$456,101	(3)
Apparel Labeling Solutions	164,708		174,287		182,259
Retail Merchandising Solutions	39,251		48,906		51,378
Total	$587,157		$662,040		$689,738
Business segment gross profit:
Merchandise Availability Solutions	$179,528		$207,113		$195,568
Apparel Labeling Solutions	50,107		60,179		54,672
Retail Merchandising Solutions	14,779		17,792		18,851
Total gross profit	244,414		285,084		269,091
Operating expenses	259,815	(4)	246,351	(5)	245,815	(6)
Interest expense, net	(3,151)		(3,457)		(17,440)
Other gain (loss), net	(23)		(1,102)		(3,936)
(Loss) earnings from continuing operations before income taxes	$(18,575)		$34,174		$1,900

Business segment total assets:
Merchandise Availability Solutions	$444,775		$500,795
Apparel Labeling Solutions	159,743		175,411
Retail Merchandising Solutions	53,352		62,460
Total	$657,870		$738,666

(1)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $152.5 million, $108.6 million and $94.8 million, respectively, representing more than 10% of total revenue.

(2)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $179.0 million, $125.3 million and $107.8 million, respectively, representing more than 10% of total revenue.

(3)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $192.9 million, $128.1 million and $102.3 million, respectively, representing more than 10% of total revenue.

(4)
Includes a $19.2 million litigation matters expense, a $10.0 million restructuring charge, a $5.8 million asset impairment, a $0.8 million charge related to our CFO transition, and $0.1 million in acquisition costs.

(5)	Includes a $6.7 million restructuring charge, a $1.6 million litigation matters expense, a $0.9 million asset impairment, and $0.4 million in acquisition costs.

(6)
Includes a $10.9 million restructuring charge, a $4.8 million asset impairment, a $1.2 million charge related to our CFO transition, $1.0 million in acquisition costs, a benefit of $6.6 million due to a litigation ruling reversal, and a $0.2 million gain on sale of our interest in the non-strategic Sri Lanka subsidiary.

(B) Geographic Information

Operating results are prepared on a “country of domicile” basis, meaning that net revenues are included in the geographic area where the selling entity is located. Assets are included in the geographic area in which the producing entities are located. A direct sale from the U.S. to an unaffiliated customer in South America is reported as a sale in the U.S. Inter-area sales between our locations are made at transfer prices that approximate market price and have been eliminated from consolidated net revenues. International Americas is defined as all countries in North and South America, excluding the United States.

The following table shows net revenues, and other financial information by geographic area for the years 2015, 2014, and 2013:

(amounts in thousands)	United States	Europe		International Americas	Asia Pacific		Total
2015
Net revenues from unaffiliated customers	$168,286	$207,987		$25,858	$185,026		$587,157
Long-lived assets	$7,682	$12,229		$1,193	$56,282	(1)	$77,386
2014
Net revenues from unaffiliated customers	$191,037	$247,413	(2)	$27,078	$196,512		$662,040
Long-lived assets	$7,491	$11,328		$1,343	$57,227	(3)	$77,389
2013
Net revenues from unaffiliated customers	$203,171	$255,610	(4)	$32,523	$198,434		$689,738

(1)	Includes long-lived assets from China and Japan of $37.0 million and $8.0 million, respectively.

(2)	Includes net revenue from Germany of $77.1 million.

(3)	Includes long-lived assets from China and Japan of $37.4 million and $8.3 million, respectively.

(4)	Includes net revenue from Germany of $81.7 million.

Note 19. DISCONTINUED OPERATIONS

Banking Security Systems Integration

On October 1, 2012, we completed the sale of the Banking Security Systems Integration business unit for $3.5 million. We received cash proceeds of $1.2 million (net of selling costs) and a promissory note of $1.4 million from the purchaser. The note receivable, which bears interest at the 30 day LIBOR rate plus 5.5%, matures in consecutive monthly installments through October 1, 2017. The loss on sale of the Banking Security Systems Integration business unit of $15 thousand was recorded through discontinued operations on the Consolidated Statement of Operations for the year ended December 30, 2012. The selling price also had a contingent consideration payment up to a maximum amount of $0.9 million. In the fourth quarter of 2013, we received the contingent payment of $13 thousand, which is recorded through discontinued operations in the Consolidated Statement of Operations for the year ended December 29, 2013. We received $0.3 million and $0.3 million of principal on the note receivable for the years ended December 27, 2015 and December 28, 2014, respectively. The proceeds are included in cash proceeds from the sale of discontinued operations on the Consolidated Statement of Cash Flows.

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

The results for the year ended December 29, 2013 have been reclassified to show the results of operations for the Banking Security Systems Integration business unit as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

(amounts in thousands)	December 29, 2013
Net revenue	$—
Gross profit	—
Selling, general, & administrative expense	—
Asset impairment	—
Goodwill impairment	—
Operating loss	—
Gain on disposal	13
Gain from discontinued operations before income taxes	13
Gain from discontinued operations, net of tax (1)	$13

(1)	As this business was located in the U.S. and a full valuation allowance was recorded in the U.S., there was no tax impact on the discontinued operations for the year ended December 29, 2013.

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

On April 28, 2013, we completed the sale of our U.S. and Canada based CheckView® business unit for $5.4 million less a working capital adjustment of $4.1 million to arrive at cash proceeds of $1.3 million received on April 29, 2013. We initially recorded a receivable from the buyer of $0.2 million as a working capital adjustment based on the closing balance sheet. In the fourth quarter of 2013, the buyer disputed some amounts on the closing balance sheet. As a result, we recorded a payable to the buyer of $0.9 million as a working capital adjustment based on the buyer’s preliminary review of the final closing balance sheet. We have incurred selling costs of $1.1 million in connection with the transaction. We also issued a guarantee to the lessor of the related facilities and executed a transition services agreement with the buyer to provide services including but not limited to standalone information technology environment setup access, systems modifications, human resources and payroll processing support. The transition services, which started in the first quarter of 2012, have various contract periods, ranging from 60 days to one year. The leases on the facilities for which we issued a guarantee terminate in 2018. Our maximum potential future payments under the guarantee are $2.4 million as of December 27, 2015. We have a lease guarantee liability of $0.1 million recorded in other current liabilities and other long term liabilities on the Consolidated Balance Sheets as of December 27, 2015. Direct costs incurred by us in connection with this agreement will be billed to the buyer on a monthly basis. Transition services expense, net of transition services income, was $13 thousand expense and $132 thousand income for the years ended December 28, 2014 and December 29, 2013. This amount is included within other gain (loss), net on the Consolidated Statement of Operations for the years ended December 28, 2014 and December 29, 2013. Costs incurred to carve-out the CheckView® business from our enterprise resource planning system for the buyer totaled $0.4 million and is recorded through discontinued operations on the Consolidated Statement of Operations for the year ended December 29, 2013. The loss on our sale of the U.S. and Canada based CheckView® business of $13.6 million is recorded through discontinued operations on the Consolidated Statement of Operations for the year ended December 29, 2013.

The results for the year ended December 29, 2013 have been reclassified to show the results of operations for the U.S. and Canada based CheckView® business as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

(amounts in thousands)	December 29, 2013
Net revenue	16,084
Gross profit	449
Selling, general, & administrative expense	3,970
Research and development	105
Operating loss	(3,626)
Loss on disposal	(13,611)
Loss from discontinued operations before income taxes	(17,237)
Loss from discontinued operations, net of tax	(17,169)

Net cash flows of our discontinued operations from each of the categories of operating, investing and financing activities were not significant.

Note 20. SUBSEQUENT EVENT

On March 1, 2016, Checkpoint Systems, Inc., CCL Industries Inc., a corporation organized under the laws of Canada (CCL), and CCL Industries USA Corp., a Pennsylvania corporation and a wholly owned indirect subsidiary of CCL (Merger Sub) entered into an Agreement and Plan of Merger (the Merger Agreement).
The Merger Agreement provides, subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into us (the Merger) and we will survive the Merger as a wholly owned subsidiary of CCL. At the effective time of the Merger (the Effective Time), each share of our common stock outstanding immediately prior to the Effective Time (other than shares owned by us and our subsidiaries, CCL or Merger Sub) will be automatically converted into the right to receive $10.15 in cash, without interest (the Merger Consideration).
Our Board of Directors (the Board) has unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger. The closing of the Merger is subject to the approval of the Merger Agreement by the affirmative vote of at least a majority of the outstanding shares of our common stock entitled to vote thereon (the Shareholder Approval). The closing of the Merger is also subject to various customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of all other required antitrust approvals, the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Merger Agreement, the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications) and compliance with the covenants and agreements in the Merger Agreement in all material respects.
We have made customary representations, warranties and covenants in the Merger Agreement, including covenants (1) to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Merger, (2) not to engage in specified types of transactions during this period unless agreed to in writing by CCL and (3) to convene and hold a meeting of our shareholders for the purpose of obtaining the Shareholder Approval.
The Merger Agreement contains certain termination rights for both us and CCL, including our right to terminate the Merger Agreement to accept a superior proposal after complying with certain requirements. In addition, either party may terminate the Merger Agreement if the Merger is not consummated on or before December 1, 2016 (which may be extended to March 1, 2017 in certain circumstances specified in the Merger Agreement). The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances, we or CCL may be required to pay the other party a termination fee.

Note 21. QUARTERLY INFORMATION (UNAUDITED)

	QUARTERS (unaudited)
(amounts in thousands, except per share data)	First		Second		Third		Fourth		Year
2015	(As Restated)		(As Restated)
Net revenues	$128,542		$147,550		$145,930		$165,135		$587,157
Gross profit	56,537		61,497		58,726		67,654		244,414
Net loss	(2,559)	(1)	(9,492)	(2)	(3,991)	(3)	(10,173)	(4)	(26,215)
Net loss per common share:
Basic	$(0.06)		$(0.22)		$(0.09)		$(0.24)		$(0.61)
Diluted	$(0.06)		$(0.22)		$(0.09)		$(0.24)		$(0.61)

	First		Second		Third		Fourth		Year
2014
Net revenues	$147,406		$170,925		$160,595		$183,114		$662,040
Gross profit	62,286		72,507		70,965		79,326		285,084
Net (loss) earnings from continuing operations	(129)	(5)	9,854	(6)	(4,075)	(7)	5,303	(8)	10,953
Net (loss) earnings attributable to Checkpoint Systems, Inc.	(129)	(5)	9,854	(6)	(4,075)	(7)	5,303	(8)	10,953
Net earnings (loss) from continuing operations per share:
Basic	$—		$0.23		$(0.10)		$0.13		$0.26
Diluted	$—		$0.23		$(0.10)		$0.12		$0.26
Net earnings (loss) attributable to Checkpoint Systems, Inc. per share:
Basic	$—		$0.23		$(0.10)		$0.13		$0.26
Diluted	$—		$0.23		$(0.10)		$0.12		$0.26

(1)
Includes a $1.1 million restructuring charge (net of tax), a $1.0 million valuation allowance benefit (net of tax), a $0.8 million charge related to our CFO transition (net of tax), $0.4 million in financing liability interest expense (net of tax), and a $0.1 million in acquisition costs (net of tax).

(2)
Includes a $9.0 million litigation matters expense (net of tax), $0.4 million in financing liability interest expense (net of tax), a $0.2 million restructuring charge (net of tax), and $41 thousand in acquisition costs (net of tax).

(3)
Includes a $6.6 million litigation matter expense (net of tax), $0.4 million in financing liability interest expense (net of tax), a $37 thousand restructuring charge (net of tax), and $15 thousand in acquisition costs (net of tax).

(4)
Includes a $7.7 million restructuring charge (net of tax), a $3.7 million litigation matter expense (net of tax), a $3.6 million asset impairment (net of tax), $0.4 million in financing liability interest expense (net of tax), a $0.4 million valuation allowance expense, and $7 thousand in acquisition costs (net of tax).

(5)	Includes $1.4 million restructuring charge (net of tax), and $0.4 million in financing liability interest expense (net of tax).

(6)	Includes a $0.4 million in financing liability interest expense (net of tax), and a $0.2 million restructuring charge (net of tax).

(7)
Includes a $11.6 million valuation allowance expense, a $1.0 million restructuring charge (net of tax), $0.4 million in financing liability interest expense (net of tax), and $0.3 million in acquisition costs (net of tax).

(8)
Includes a $3.3 million restructuring charge (net of tax), a $1.6 million litigation matters expense (net of tax), a $0.6 million asset impairment (net of tax), $0.5 million in financing liability interest expense (net of tax), a $0.3 million valuation allowance benefit, and $0.1 million in acquisition costs (net of tax).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes or disagreements to report under this item.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 27, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 27, 2015 because of the material weakness in our internal control over financial reporting described below.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 27, 2015 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management identified a material weakness in internal control over financial reporting as of December 27, 2015 as further described below. Therefore, management concluded our internal control over financial reporting was not effective as of December 27, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the period end financial reporting process related to the income tax provision. Specifically, effective controls were not maintained over the accounting for our quarterly income tax calculation surrounding the inclusion or exclusion of entities with valuation allowances. Additionally, we incorrectly calculated the valuation allowance related to a non U.S. entity with a deferred tax liability related to an indefinite lived intangible. This control deficiency resulted in the restatement of the quarterly periods ended March 29, 2015 and June 28, 2015. Additionally, the control deficiency could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, our management has determined that this deficiency constitutes a material weakness.

The effectiveness of our internal control over financial reporting as of December 27, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Remediation Plan for the Material Weakness

We re-assessed the design of the controls and modified processes related to the calculation of our interim effective tax rate as well as enhanced monitoring and oversight controls in the application of applicable accounting guidance related to the tax treatment of jurisdictions with valuation allowances. We believe that these initiatives will remediate the material weakness in internal control over financial reporting described above. Certain of these controls relate to the determination of our quarterly income tax provision only; accordingly they did not operate during our year end closing process. We will, however, test the ongoing operating effectiveness of the revised controls in future periods, beginning with the closing process of the first quarter of our 2016 fiscal year. The material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

As described under the heading “Remediation Plan for the Material Weakness”, there were changes to our internal control over financial reporting that occurred during our fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except for the information regarding executive officers called for by Item 401(b) of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G (3)) is hereby incorporated by reference to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 1, 2016, which management expects to file with the SEC within 120 days of the end of the Company's fiscal year.

We have posted the Code of Ethics, the Governance Guidelines and each of the Committee Charters on our website at www.checkpointsystems.com, and will post on our website any amendments to, or waivers from, the Code of Ethics applicable to any of its directors or executive officers. The foregoing information will also be available in print upon request.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 1, 2016, which management expects to file with the SEC within 120 days of the end of the Company's fiscal year.

Note that the section of our Definitive Proxy Statement entitled “Compensation Committee Report” pursuant to Regulation S-K Item 407(e)(5) is not deemed “soliciting material” or “filed” as part of this report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 1, 2016, which management expects to file with the SEC within 120 days of the end of the Company's fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 1, 2016, which management expects to file with the SEC within 120 days of the end of the Company's fiscal year.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 1, 2016, which management expects to file with the SEC within 120 days of the end of the Company's fiscal year.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:

1.	The following Consolidated Financial Statements of Checkpoint Systems, Inc. were included in Item 8:
	Consolidated Balance Sheets as of December 27, 2015 and December 28, 2014	51
	Consolidated Statements of Operations for each of the years in the three-year period ended December 27, 2015	52
	Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 27, 2015	53
	Consolidated Statements of Equity for each of the years in the three-year period ended December 27, 2015	54
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 27, 2015	55
	Notes to Consolidated Financial Statements	56

2.	The Exhibits required to be filed by Item 601 of Regulation S-K are set forth on the accompanying Exhibit Index and are incorporated herein by reference.	106

3.	The following Consolidated Financial Statements schedules of Checkpoint Systems, Inc. are included:
	Financial Statement Schedule, Schedule II — Valuation and Qualifying Accounts	108

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2016.

CHECKPOINT SYSTEMS, INC.

/s/ George Babich, Jr.
George Babich, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ George Babich, Jr.	President, Chief Executive Officer, and Director	March 3, 2016
George Babich, Jr.	(Principal Executive Officer)

/s/ James M. Lucania	Executive Vice President, Chief Financial Officer, and Treasurer	March 3, 2016
James M. Lucania	(Principal Financial Officer)

/s/ Joseph G. Driscoll	Vice President and Chief Accounting Officer	March 3, 2016
Joseph G. Driscoll	(Principal Accounting Officer)

/s/ William S. Antle, III	Director	March 3, 2016
William S. Antle, III

/s/ Stephen N. David	Director	March 3, 2016
Stephen N. David

/s/ Harald Einsmann	Director	March 3, 2016
Harald Einsmann

/s/ Daniel R. Maurer	Director	March 3, 2016
Daniel R. Maurer

/s/ Julie S. England	Director	March 3, 2016
Julie S. England

/s/ Marc T. Giles	Director	March 3, 2016
Marc T. Giles

/s/ Jack W. Partridge	Director	March 3, 2016
Jack W. Partridge

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

Exhibit 10.7(1)
Checkpoint Systems, Inc. 2015 Incentive Award Plan is hereby incorporated by reference from Appendix A to Checkpoint Systems, Inc.’s definitive proxy statement for the 2016 Annual Meeting of Shareholders filed with the SEC on May 21, 2015.

Exhibit 10.8(1)
Checkpoint Systems, Inc. 2015 Employee Stock Purchase Plan, is hereby incorporated by reference from Appendix B to Checkpoint System, Inc.’s definitive proxy statement for the 2015 Annual Meeting of Shareholders filed with the SEC on May 21, 2015.

Exhibit 10.9(1)	Offer Letter dated May 8, 2013 by and between Checkpoint Systems, Inc. and Jeffrey O. Richard, is incorporated by reference to Registrant’s Form 8-K filed with the SEC on June 10, 2013.

Exhibit 10.10
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

Exhibit 10.11(1)
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

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(amounts in thousands)
Year	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Write-Offs and Recoveries, net)	Adjustment for Discontinued Operations	Balance at End of Year
2015	$8,526	$(237)	$(2,230)	$—	$6,059
2014	$12,404	$(144)	$(3,734)	$—	$8,526
2013	$13,242	$(435)	$(403)	$—	$12,404

Deferred Tax Valuation Allowance

(amounts in thousands)
Year	Balance at Beginning of Year	(Benefit) Expense Recorded on Current Year (Income) Losses	Change in Valuation Allowance	Impact of CTA	Balance at End of Year
2015	$148,838	$7,902	$448	(7,034)	$150,154
2014	$145,508	$(9,799)	$11,297	1,832	$148,838
2013	$141,474	$4,173	$(125)	(14)	$145,508