Form 10-K/A
period 2015-12-27
CHECKPOINT SYSTEMS INC
filed 2016-04-25
CIK 215419

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

CHECKPOINT SYSTEMS, INC.

FORM 10-K/A

i

EXPLANATORY NOTES

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Checkpoint Systems, Inc. for the year ended December 27, 2015 (the “Original Form 10-K”) is being filed solely to amend the Original Form 10-K to include the Part III information omitted therefrom in reliance upon General Instruction G(3) thereto. The reference to the definitive proxy statement on the cover page of the Original Form 10-K as a document that may be incorporated by reference has been deleted.
Other than as set forth above, no other items or sub-items of the Original Form 10-K are being revised by this Amendment. Information in the Original Form 10-K is generally stated as of December 27, 2015 and this Amendment does not reflect any subsequent information or events other than those described above. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings made with the Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Original Form 10-K, including amendments, if any.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) Item 15 of this Amendment includes the certifications from the Chief Executive Officer and Chief Financial Officer of Checkpoint Systems, Inc. required under Rule 13a-14(a) under the Exchange Act (attached hereto as 31.1 and 31.2), which have been abbreviated as permitted under interpretations of the Staff of the Division of Corporation Finance of the SEC. Because no financial statements are contained in this Amendment, the certifications specified by Rule 13a-14(b) under the Exchange Act have not been included.
Capitalized terms not otherwise defined in this Amendment shall have the meanings ascribed to them in the Original Form 10-K. Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” “Checkpoint” or “CKP” in the Part III information contained in this Amendment are to Checkpoint Systems, Inc.

ii

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

For information relating to the Company’s executive officers, please see “Executive Officers of the Company” in Part I of the Original Form 10-K.

Directors

Set forth below are the principal occupation and certain other information, as of April 7, 2016, about each of the eight directors currently serving on the Company’s Board of Directors (the “Board”).

William S. Antle, III, age 71, was Chairman of the Board from May 2012 until June 2015. Mr. Antle previously served as the Chairman, President and Chief Executive Officer of Oak Industries, Inc., a manufacturer of leading-edge communications components, from 1989 until its merger with Corning Incorporated in 2000. Prior to his tenure there, he held senior management positions with Bain and Company, Inc., an international strategy-consulting firm. Mr. Antle served as a member of the Board of Directors of John H. Harland Company from 1999 until May 2007 when it was acquired by M & F Worldwide Corp. He served as a member of its Corporate Governance Committee from 1999 to 2007. Mr. Antle served on the Board of Directors of ESCO Technologies, Inc. from 1994 until November 2007 and served as a member of its Audit Committee from 1994 to 2007 (Chairman 1999 to 2007), a member of its Executive Committee from 1996 to 2007, and a member of its Human Resources and Ethical Committee from 1996 to 1999. He is a graduate of the United States Naval Academy in Annapolis, Maryland, and holds an MBA from the Harvard Graduate School of Business. The Board believes that Mr. Antle’s experience as President and CEO of Oak Industries provides the Company with extensive manufacturing experience as well as comprehensive management expertise.

George Babich, Jr., age 64, has been President and Chief Executive Officer of the Company since February 2013. He served as Interim President and Chief Executive Officer of the Company from May 2012 until February 2013. Mr. Babich served as a business consultant for public companies from 2005 until 2012. Mr. Babich was President of Pep Boys — Manny Moe & Jack from 2004 to 2005 and President and Chief Financial Officer from 2002 to 2004. He served as an Officer of Pep Boys since 1996. Previously, Mr. Babich was a Financial Executive for Morgan, Lewis & Bockius, The Franklin Mint, Pepsico Inc. and Ford Motor Company. Mr. Babich has served as a member of the Board of Directors of Teleflex Inc. from 2005 to present and has served on its Audit Committee from 2005 to present. Mr. Babich holds a B.S. in Accounting from the University of Michigan. The Board believes that Mr. Babich’s experience as President and CFO of Pep Boys and in financial executive roles for Morgan, Lewis & Bockius, The Franklin Mint, Pepsico Inc. and Ford Motor Company provides the Company with extensive retail and consumer goods, financial and manufacturing experience as well as comprehensive executive and management experience.

Stephen N. David, age 67, has been Chairman of the Board since June 2015. Mr. David has been a senior adviser with Boston Consulting Group since 2005, where he provides strategic planning services in sales, marketing and IT to a variety of clients in the consumer products, pharmaceutical and financial services industries. Mr. David served as the Chief Information Officer and Business-to-Business Officer of Procter & Gamble from July 1, 2000 to January 2005. In 2005, Mr. David retired from Procter & Gamble after 34 years, during which he served in varied roles including Country Manager P&G Hellas (Greece) and later General Manager of the company’s Arabian Peninsula operations. Mr. David has served on a number of corporate boards and industry advisory committees. Among them are Ahold USA, Cisco Systems, Inc., Hewlett-Packard Company, TrueDemand Software, InformationWeek, Global Commerce Initiative, EPCglobal, the Uniform Code Council and Institute for the Future. From 2003 to 2008, Mr. David was a board member and served as Chairman of the Board of Directors and interim Chief Executive Officer of Iomega, a worldwide leader in storage solutions for consumers and small business. He has served as a member of the Board of Directors of Kovio, Inc., a privately held technology company, from 2005 to 2015. Mr. David has a B.S. in Business Administration from the University of Nebraska. The Board believes that Mr. David’s wealth of experience not only as a business leader but as a board member of world class technology companies, hi-tech startups and industry organizations will assist the Company as it transforms from a product-protection business to a provider of inventory management solutions.

Harald Einsmann, Ph.D., age 82, served on the Board of Directors of Tesco PLC from 1999 to 2010 and was a member of its Nominations and Remuneration Committee from 2005 to 2010. He had also served on the Board of Directors of Harman International from 2007 to 2013, and on its Audit Committee from 2007 to 2013. Harman International is a leading audio, consumer goods and audio equipment company (which supplies Mercedes, BMW, Audi, Kia, Chrysler etc.). Dr. Einsmann served as a member of the Board of Directors of Carlson Group in the United States (which includes, among others, Regent, Radisson Hotels, Park Inn and Thank God Its Friday Restaurants) from 1999 to 2010 and served on its Compensation Committee from 2005 to 2010. Dr. Einsmann also served as a member of the Board of Directors of Rezidor Hotel Group in Scandinavia from 2007 to 2010 and served on its Compensation Committee from 2007 to 2010. Dr. Einsmann previously was the President and CEO of the Procter and Gamble Company, Europe, Middle East and Africa, leading the Company to record volume and profit performance over 15 consecutive years.

Dr. Einsmann is a graduate of the Hamburg and Heidelberg Universities in Germany where he received an MBA and a doctorate in Business Administration, Economics and Law. He was also a Fulbright scholar at the University of Florida, Gainesville, earning a Ph.D. The Board believes that Dr. Einsmann’s experience as President of Procter and Gamble, Europe, Middle East and Africa and in various important roles at Tesco Ltd. provides the Company with extensive experience in retail and consumer goods and manufacturing as well comprehensive management experience.

Julie S. England, age 58, was appointed to the Board in October 2010. In 2009, Ms. England retired from Texas Instruments, Inc. after a 30-year career there. She was Vice President and General Manager of RFID from 2004 until June 2009. She was Vice President of a microprocessor division (1998-2004) and prior to that, Vice President of Quality for the Semiconductor Group (1994 until 1998). Prior to serving as a Vice President she held various engineering, quality and business management positions with Texas Instruments, Inc. Ms. England has been actively involved in a number of industry organizations in the semiconductor, defense electronics and RFID industries. Ms. England is a former director of the Federal Reserve Bank of Dallas, TX. Ms. England currently serves on the Board of Directors of Smartrac Group, N.V. She formerly served on the Board of Directors of Intelleflex Corp.

Ms. England has also provided leadership for a broad range of civic, cultural and community organizations, most recently serving on the Board of Directors of the Georgia O’Keeffe Museum. Ms. England holds a B.S. in Chemical Engineering from Texas Tech University. Ms. England brings to the Board thirty years of business, leadership and technology experience.

Marc T. Giles, age 60, was President and Chief Executive Officer of Gerber Scientific, Inc., a manufacturer that provides software, computerized manufacturing systems, supplies and services to a wide variety of industries, from 2001 until February 2012, and provided transitional executive services to Gerber Scientific through December 31, 2012, after the manufacturer was acquired by a private equity firm in August 2011. Mr. Giles previously served as Senior Vice President and President of Gerber Technology, Inc., or Gerber Technology, a subsidiary of Gerber Scientific. Prior to joining Gerber Technology, Mr. Giles served in several senior positions in business unit management, strategy development, mergers and acquisitions and sales and marketing management with FMC Corp., a manufacturer of machinery and chemicals. Mr. Giles has served as a Director of Lydall, Inc. from April 2008 to present and has served as a member of its Compensation Committee and Corporate Governance Committee from April 2008 to present. He also serves as a Director of Gerber Scientific, Inc. Mr. Giles holds a B.A. in Economics from Union College in Schenectady, New York. The Board believes that Mr. Giles wealth of experience leading companies through major turnarounds will be invaluable in light of the strategic shift and operational changes taking place at the Company. He brings to the Board particular strengths in strategic planning, business development, mergers and acquisitions and finance.

Daniel R. Maurer, age 59, has served as a director of CNO Financial Group since May 2015 and as a member of the compensation committee. He has also served as a Director of Zagg Inc., since 2012 and as the Chairman of the Compensation Committee and member of the Audit Committee.

Mr. Maurer has extensive global consumer retail sales and marketing experience with over 20 years in executive management at Procter & Gamble (“P&G”), including 15 years internationally. As General Manager of Global Customer Development at P&G’s headquarters, he was tasked with building an effective marketing strategy to achieve a competitive advantage with P&G’s largest global customers including Wal-Mart, Costco, Ahold, Tessco, and Carrefour, who collectively represented over $360.0 billion in annual sales. Subsequent to his tenure at P&G, Mr. Maurer was Vice President of Strategy for Global Sales

and US Business at Campbell’s Soup. From 2006 until his retirement in August 2014, he was a member of the senior management team at Intuit, Inc. At Intuit, he oversaw the Small Business Solutions Group (including QuickBooks payroll, DemandForce, and QuickBase), and previously led the TurboTax®, Mint, and Quicken brands. He has previous experience serving on the Board of Directors of Iomega Corporation which was acquired by EMC Corporation in 2008. Mr. Maurer received a bachelor’s degree in marketing and finance from the University of Wisconsin in 1978. The Board believes that Mr. Maurer’s executive management experience at P&G and subsequent executive experience provides the Company with extensive expertise in retail and consumer goods sales and marketing.

Jack W. Partridge, age 70, previously served as President of Partridge & Associates, Inc., a consulting firm providing strategic planning and other services to retailers and companies serving the retail industry from 2000 to 2012. Prior thereto, he served for two years as Vice Chairman of the Board of Directors and Chief Administrative Officer of the Grand Union Company, a food retailer. Prior to joining Grand Union in 1998, Mr. Partridge was Group Vice President of the Kroger Company, where he served for 23 years in several executive positions. He has been actively involved in a number of industry organizations in both the food retailing and chain drug industries. Mr. Partridge has been a member of the Board of Directors of SPAR Group, Inc. from 2001 to present and has served on their Audit Committee from 2004 to present and has been Chairman of their Compensation Committee from 2001 to present. He has also provided leadership for a broad range of civic, cultural, and community organizations. Mr. Partridge holds a B.S. degree from the Arkansas State University. The Board believes that Mr. Partridge’s experience as President of Partridge & Associates and thirty years senior executive management experience in large retail and consumer goods companies provides the Company with extensive expertise in retail and consumer goods as well as comprehensive management expertise.

Board Committees

It is the intent of the Board that committee members and committee chairs will be rotated on a regular basis in accordance with a pre-determined rotation schedule. The assignment of committee members and committee chairs shall be recommended by the Governance and Nominating Committee and approved by the Board. Although rotation is preferred there is no specific restriction on assignments outside of the rotation based on committee requirements. The following table sets forth the committees of the Board, the composition thereof, as of April 7, 2016:

Name of Committee	Members of the Committee
Audit Committee	Marc T. Giles*
William S. Antle, III
Stephen N. David
Compensation Committee	Jack W. Partridge *
Harald Einsmann
Marc T. Giles
Daniel R. Maurer
Governance and Nominating Committee	Julie S. England*
Harald Einsmann Daniel R. Maurer Jack W. Partridge
Daniel R. Maurer
Jack W. Partridge

*	Chairperson.

Audit Committee of the Board of Directors

The Company has a separately-designated standing Audit Committee. The Audit Committee monitors the financial reporting policies and processes and system of internal controls of the Company. The Audit Committee monitors the audit process and has sole responsibility for selecting the Company’s independent auditors. The Audit Committee operates under a charter which is available on the Company’s website at www.checkpointsystems.com. The members of the Audit Committee are Marc Giles, who serves as the Chairperson, William Antle, and Stephen David. In addition to being “independent” directors within the meaning of the New York Stock Exchange listing standards, all members of the Audit Committee satisfy the heightened independence standards for Audit Committee members under the New York Stock Exchange Listing Standards and SEC rules and are “financially literate” under New York Stock Exchange listing standards.

The Board has determined that Mr. Giles and Mr. Antle are “audit committee financial experts” as that term is defined in Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934. Item 407(d)(5) further provides for the following safe harbor:

(i)
A person who is determined to be an audit committee financial expert will not be deemed an expert for any other purpose, including without limitation for purposes of section 11 of the Securities Act of 1933 (15 U.S.C. 77k), as a result of being designated or identified as an audit committee financial expert pursuant to this Item 407.

(ii)
The designation or identification of a person as an audit committee financial expert pursuant to this Item 407 does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and board of directors in the absence of such designation or identification.

(iii)
The designation or identification of a person as an audit committee financial expert pursuant to this Item 407 does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

Compensation Committee
The Compensation Committee is responsible for reviewing the performance of the Chief Executive Officer and acts at various times during the year to approve salaries, benefits and compensation arrangements for the Company’s officers, including the Chief Executive Officer, and to grant stock compensation and other equity based awards. The compensation paid to employee directors is approved by all of the Company’s independent Directors. Each member of the Compensation Committee is independent as required by the New York Stock Exchange listing standards for Compensation Committee Members. The Compensation Committee operates under a charter, a copy of which is available on the Company’s website at www.checkpointsystems.com.
Governance and Nominating Committee
The Governance and Nominating Committee provides advice to the full Board with respect to: (a) Board organization, membership and function; (b) committee structure and membership; and (c) succession planning for the executive management of the Company. In carrying out its duties, the Governance and Nominating Committee has also been delegated the responsibility to: determine criteria for the selection and qualification of the Board members; recommend for Board approval persons to fill vacancies on the Board which occur between annual meetings; evaluate, at least annually, each Board member’s “independence” and make recommendations, at least annually, regarding each Board member’s “independence” status consistent with then applicable listing and legal requirements; make recommendations regarding director orientation and continuing education; consider the effectiveness of corporate governance practices and policies followed by the Company and the Board; and conduct at least annually a performance assessment of the Board. Each member of the Governance and Nominating Committee is independent as required by the New York Stock Exchange listing standards. The Governance and Nominating Committee operates under a charter, a copy of which is available on the Company’s website at www.checkpointsystems.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and certain persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.
Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of such forms, we believe that all required Section 16(a) reports during the fiscal year ended December 27, 2015, were timely filed.

Code of Conduct

The Company has adopted a Global Ethics Policy, which constitutes the Company’s code of business conduct and ethics. This policy applies to all of the Company’s directors, employees and others working at the Company and its subsidiaries. The Board has also adopted Corporate Governance Guidelines and charters for the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee. The Global Ethics Policy, the Corporate Governance Guidelines and each of the Committee Charters are posted on our website at www.checkpointsystems.com. We will also post on our website any amendments to, or waivers from, the Global Ethics Policy applicable to any of its directors or executive officers. The foregoing information will also be available in print upon request to: Corporate Secretary, 101 Wolf Drive, Thorofare, New Jersey 08086.
Item 11. EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Jack Partridge, Chairperson
Harald Einsmann, Ph.D.
Marc T. Giles
Daniel R. Maurer

The Report of the Compensation Committee is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, except to the extent Checkpoint specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into any filing under the Securities Act of 1933 or the Exchange Act.

Compensation Discussion and Analysis

Our Named Executive Officers

Our 2015 NEOs are as follows:

Name	Title
George Babich, Jr.	President and Chief Executive Officer
James M. Lucania	Senior Vice President, Chief Financial Officer and Treasurer
Jeffrey O. Richard	Former, Executive Vice President and Chief Financial Officer
Farrokh K. Abadi	Former, Chief Strategy & Business Development Officer
Per H. Levin	President, Merchandise Availability Solutions
S. James Wrigley	President, Apparel Labeling Solutions

2015 Performance Goals and Financial Achievements

Historical EBITDA Trend
			2015
2012	2013	2014	Plan	Actual
$43.7 million	$67.1 million	$79.0 million	$61.6 million	$51.2 million

Our EBITDA target was expected to be lower in 2015 due to a number of key factors:

•	$7 to $10 million of incremental investment spending with the goal of improving the Company’s technology portfolio and operational capabilities

•	No large customer rollouts were planned for 2015 that could replace the 2014 income contribution of our Family Dollar rollout in North America, the largest project in Checkpoint’s history

•	Foreign currency fluctuations, in particular the strength of the US dollar

Despite lowering our EBITDA target in 2015 in light of these factors, our 2015 performance fell below the threshold EBITDA achievement level, resulting in no payout for our NEOs for this component of our annual incentive program. EBITDA is a non-GAAP financial measure that is calculated based on our consolidated operating income (loss) from continuing operations plus non-GAAP adjustments, plus other gain (loss), net excluding foreign exchange gain (loss), plus depreciation and amortization expense, plus stock compensation expense.

Shareholder Outreach & Response to Say-on-Pay Vote

In 2015, our Say-on-Pay proposal received support from 42% of our shareholders (based on total shares voted). We considered these results seriously, particularly after the strong level of support a year earlier. While Checkpoint has undertaken shareholder outreach in the past, shortly after the votes were tallied, the Compensation Committee asked management to intensify our outreach efforts in 2015 to fully understand shareholder concerns that led to the results in order to address them effectively. We had discussions with a number of our largest investors during 2015 regarding their views on our executive compensation plan during which we addressed specific aspects of our compensation programs, including the goals and payout levels under our annual incentive plan and vesting schedules and performance metrics under our long-term incentive plan. Based on these discussions, we determined that certain modifications to our executive compensation programs should be implemented going forward. However, our 2015 compensation arrangements for our executive officers were approved and implemented prior to these discussions. Therefore, the 2015 executive compensation program as presented in this Compensation Discussion and Analysis does not reflect the modifications we determined to implement following these discussions with our shareholders.

Committee Engages Executive Compensation Consultant

In 2015, the Compensation Committee engaged Towers Watson to serve as the Committee’s executive compensation consultant and assist with selecting a new peer group and benchmarking executive compensation. Towers Watson does not provide any other services to us or our management. The Compensation Committee has assessed Towers Watson’s independence and concluded that no conflict of interest exists that would prevent Towers Watson from providing executive compensation advice to the Compensation Committee.

Peer Group Selection

In developing our peer group in 2015, Towers Watson used a four-pronged screening criterion that included size (based on revenue, market capitalization and number of employees), industry, business model and complexity, shareholder input, and limited the search to publicly traded, US-based companies to ensure availability of executive pay levels and practices. The following table summarizes the 16 companies that were reviewed and approved by the Compensation Committee as Checkpoint’s peer group. We only chose companies who had four or more matching criteria.

Company	Ticker	Industry			Size		Business Model/Complexity		Number of Criteria Matching
		CKP Current Focus	CKP Future Focus: Data Analytics / Big Data	CKP Future Focus: Systems Integration	Revenue (1/2 to 2x)	# of EEs OR Market Cap (1/3 to 3x)	# of Business Segments Greater than 2	# of Geos Greater than 2
Zebra Technologies Corporation	ZBRA	●	●	●	●	●	●	●	7
Acxiom Corporation	ACXM		●	●	●	●	●	●	6
CalAmp Corp.	CAMP	●		●	●	●	●	●	6
VeriFone Systems, Inc.	PAY		●	●	●	●	●	●	6
Verint Systems Inc.	VRNT	●		●	●	●	●	●	6
FEI Company	FEIC			●	●	●	●	●	5
OSI Systems, Inc.	OSIS	●			●	●	●	●	5
PFSweb Inc.	PFSW		●		●	●	●	●	5
TeleTech Holdings Inc.	TTEC			●	●	●	●	●	5
Cognex Corporation	CGNX	●			●		●	●	4
Manhattan Associates, Inc.	MANH		●		●	●		●	4
ModusLink Global Solutions, Inc.	MLNK		●		●	●	●		4
NeuStar, Inc.	NSR		●	●	●			●	4
Syntel, Inc.	SYNT			●	●		●	●	4
FLIR Systems, Inc.	FLIR	●				●	●	●	4
InvenSense, Inc.	INVN	●			●	●		●	4

Executive Pay Benchmarking
After developing the new peer group, Towers Watson worked with Checkpoint management and the Compensation Committee to define the broader competitive landscape against which executive compensation would be evaluated. The following three market references were used for the benchmarking analyses prepared by Towers Watson:

Market Reference Group	Description	Purposes	Notes
Proxy Peer Group	Includes 16 public companies with comparable size and business profiles as Checkpoint	☐ Executive Pay Assessment for CEO and CFO (Primary Reference)
Towers Watson considers the Proxy Peer Group the primary reference for the CEO and CFO because robust compensation data is available for these positions at every peer, and data is representative of Checkpoint’s executive talent market

☐ Pay-for-Performance Assessment
Survey Data Representing Broader Competitive Market for Executive Talent	Consists of participants in Towers Watson’s 2015 General Industry Compensation DataBank (CDB) and Towers Watson’s international (Spain and UK) executive remuneration and long-term incentive surveys	☐ Executive Pay Assessment ☐ Primary reference for other NEOs; secondary reference for CEO and CFO	Survey data is used as the primary reference for other NEO positions where robust data from the Proxy Peer Group is not readily available
Institutional Shareholder Services (ISS) Peer Group	Consists of 24 organizations in either the Technology Hardware (4520) or Capital Goods (2010) GICS groups as selected by ISS and used in ISS’ analyses	☐ Pay-for-Performance Assessment	Used to evaluate pay and performance alignment from a proxy advisor perspective
Towers Watson considers compensation levels within +/-15% of a particular percentile to be competitive with that percentile. For example, +/-15% of median is “competitive with median”. The table below summarizes the benchmarking results for the NEOs.

Relative Position vs Market Reference
Name	Source	Base	Target Incentive (% of Base)	Target Total Cash	Actual Total Cash	Target TDC	Actual TDC
George Babich, Jr.	Proxy	75th Percentile	50th Percentile	75th Percentile	> 75th Percentile	25th Percentile	25th - 50th Percentile
	Survey	75th Percentile	50th Percentile	75th Percentile	75th Percentile	50th Percentile	50th Percentile
James M. Lucania	Proxy	25th Percentile	25th Percentile	25th Percentile	N/A	< 25th Percentile	N/A
	Survey	25th Percentile	25th - 50th Percentile	25th Percentile	N/A	< 25th Percentile	N/A
S. James Wrigley	Survey	> 75th Percentile	> 75th Percentile	> 75th Percentile	75th Percentile	75th Percentile	75th Percentile
Per H. Levin	Survey	50th Percentile	> 75th Percentile	50th Percentile	75th Percentile	25th Percentile	50th Percentile
Farrokh K. Abadi	Survey	75th Percentile	> 75th Percentile	75th Percentile	> 75th Percentile	75th Percentile	> 75th Percentile

Pay Governance
The Compensation Committee provides oversight of and has overall responsibility for the Company’s executive compensation programs and established the specific compensation for the Company’s Named Executive Officers. The members of the Compensation Committee at the end of 2015 were: Jack Partridge, Chairperson, R. Keith Elliot, Harald Einsmann, Ph.D. and Mark T. Giles. In order to maintain objectivity, Committee members, who are all independent directors, have a three-year rotation schedule. The chair rotates every two years. Mr. Partridge was appointed as Chairperson in June 2015. The Compensation Committee may retain the services of an outside compensation consultant to support the Compensation Committee’s oversight of the executive compensation programs. During fiscal year 2015, the Compensation Committee engaged Towers Watson to serve as the Committee’s executive compensation consultant.
What we do to support good pay governance practices:

•	Implemented a clawback policy (new for 2016)

•	Maintain share ownership requirements

•	Engage with shareholders

•	Engage an independent outside executive compensation expert to assess pay practices

•	Annual say on pay vote

•	Minimize use of perquisites
Things we do to ensure good pay governance:

•	No tax gross-ups

•	No repricing of stock options

•	No hedging or pledging of shares (new for 2016)

•	No supplemental retirement plans

Executive Compensation Program Elements
This section describes each element of compensation used by us, the rationale for each element, why the Compensation Committee chose to incorporate each element into our compensation practices, how each element furthers the Compensation Committee’s compensation goals and philosophies and the methodology used to determine the amount of each element. The primary elements of Checkpoint’s executive compensation program are summarized as follows:

Element	Objective Achieved	Purpose	Competitive Position
Base salary	Pay-for-performance Quality of talent to lead growth	Provide annual cash income based on: - level of responsibility, experience and performance - comparison to market pay information	Compared to median of proxy peer group (CEO and CFO) and published survey data (all NEOs) Actual base salary will vary based on the individual’s experience and performance
Annual cash incentive	Pay-for-performance
Motivate and reward achievement of the following annual performance goals:
 - key corporate financial goals
 - other corporate financial and strategic performance goals
 - performance of the business unit or staff function of the individual, as applicable
Target compared to median of proxy peer group (CEO and CFO) and published survey data (all NEOs) Actual payout will vary based on actual corporate and business unit or staff function performance
Long-term equity incentive	Shareholder alignment Focus on long-term success Pay-for-performance Quality of talent	Provide an incentive to deliver shareholder value and to achieve our long-term objectives, through awards of: - stock option grants - restricted stock units - performance-based restricted share units
Target compared to median of proxy peer group (CEO and CFO) and published survey data (all NEOs)

Actual payout of performance-based restricted share units will vary based on actual corporate performance

Actual payout for time-vested stock options and restricted stock units will vary based on actual stock performance

Retirement benefits	Quality of talent	Provide competitive retirement plan benefits through pension plans, 401(k) plan and other defined contribution plans	Benefits comparable to proxy and published survey data
Post-termination compensation (severance and change in control)	Quality of talent
Attract and retain executives critical to our long-term success and competitiveness:
 - Severance Pay Plan, which provides eligible employees with payments and benefits in the event of certain involuntary terminations
 - Executive Severance Plan, which provides executives payments in the event of a qualified separation of service following a change in control
Benefits comparable to proxy and published survey data

Base Salary
NEO base salaries are intended to provide a base level of fixed compensation for performance of the core function of each position’s responsibilities. Salary levels are set based on a variety of factors, including the executive’s responsibilities, skill, experience and performance, as well as competitive norms.

Salaries for NEOs may be adjusted periodically if a significant change in market salary level occurs, a NEO is promoted, or internal inequities warrant an adjustment. The CEO’s salary is established by the Compensation Committee. For other NEOs, the CEO recommends a base salary adjustment to the Compensation Committee for its review. Salary increases are meant to make our base salaries competitive as compared to the proxy peer group (CEO and CFO) and published survey data (all NEOs) and recognize increased levels of responsibilities, while additionally adjusting for inflation. In 2015, the only NEO to receive base salary adjustments was Mr. Lucania to recognize his promotions when appointed Acting CFO and then when he was appointed as CFO.

Annual Incentive Awards
NEOs are also eligible for annual incentive awards, which are approved by the Compensation Committee. Annual incentive awards are dependent on the achievement of (i) the Company’s Corporate Financial Performance goal(s) and (ii) individual objectives (that is, MBOs). The purpose of the annual incentive awards is to reinforce the importance of attaining targeted financial performance and other objectives determined to be important each year based on our business strategy.

2015 Incentive Targets
The 2015 incentive plan was developed during the 3rd quarter of 2014 and approved by the Compensation Committee in February 2015. The Compensation Committee took the following items into account when setting threshold, target and maximum performance levels for the 2015 incentive plan: the level of EBITDA achieved in 2014, the 2015 outlook, including revenue loss from two major prior period roll outs, significant internal investments and the strengthening of the US dollar given that more than two-thirds of our revenue comes from outside the US. Our 2015 Corporate Financial Performance (CFP) goal was EBITDA. This is the same metric used in our 2014 incentive plan. The threshold, target and maximum performance levels for 2015 EBITDA were as follows:

	Threshold*	Target	Maximum
CFP Goal (in millions)	(50% Payout)	(100% Payout)	(150% Payout)	Result	Payout %
2015 EBITDA	$55.0	$68.0	$85.0	< $55.0	0%
* Performance below threshold results in no payout. 2015 EBITDA per Plan was $61.6 million.

In 2015, each of the NEOs had a significant portion of their annual incentive tied to the EBITDA result as shown in the following table.

Name	EBITDA Weight	Other Financial Goals Weight	Qualitative Goals Weight
George Babich, Jr.	90%	-	10%
James M. Lucania	65%	25%	10%
Jeffrey O. Richard	n.a.	n.a.	n.a.
Farrokh K. Abadi	50%	-	50%
Per H. Levin	25%	60%	15%
S. James Wrigley	25%	75%	-

The target annual incentive payouts for NEOs for 2015, as approved by the Compensation Committee, were as follows:

Name	Target MBO Payout as a % of Base Salary(1)	Threshold* MBO Payout as % of Base Salary	Maximum Payout as % of Base Salary (If both MBO and CFP are Achieved at Maximum Levels)
George Babich, Jr.	100%	45%	147%
James M. Lucania	50%	32.5%	139.5%
Jeffrey O. Richard	n.a.	n.a.	n.a.
Farrokh K. Abadi	75%	25%	135%
Per H. Levin	75%	12.5%	127.5%
S. James Wrigley	75%	12.5%	127.5%
* Performance below threshold results in no payout.
(1) Mr. Lucania's 2015 target is prorated based on role changes during 2015. His annual target in 2016 will be 75% of annual salary.

2015 Incentive Payouts
Annual incentive compensation is determined on an individualized basis according to a list of MBOs, which is set for each NEO. The CEO’s goals are approved by the Compensation Committee at the beginning of each year. The other NEO’s goals are reviewed with the Compensation Committee and approved by the CEO. Each NEO is eligible for a targeted payout, measured as a percentage of base salary for achieving the MBOs at target. Actual results against the stated MBO will determine the ultimate payout. The maximum payout percentages are set forth in the table above. For the maximum payout to be realized, all goals (which include the CFP goal and MBOs) need to be achieved at the maximum performance levels.
The MBOs are performance targets and are directly linked to each year’s financial and strategic objectives of the Company. In addition to the CFP goal, each executive is assigned additional goals that are specific to their business unit. The MBOs are assigned a weight based on their relative importance which corresponds to the portion of the annual incentive that is linked to achievement of a particular goal. If the MBO threshold achievement is reached, a portion of the annual incentive is paid. If it is not reached, that portion of the incentive is not paid. The Compensation Committee’s intent in establishing these goals and target percentages for each NEO is to provide a certain level of difficulty (compared to prior year goals) in achieving the goals and receiving annual incentive awards. Payment of annual incentives will vary from year to year based on both individual and Company performance.
In 2015, NEO incentive payouts were calculated as summarized in the following tables.

	Threshold*	Target	Maximum
CFP Goal (in millions)	(50% Payout)	(100% Payout)	(150% Payout)	Result	Payout %
2015 EBITDA	$55.0	$68.0	$85.0	< $55.0	0%
* Performance below threshold results in no payout. 2015 EBITDA per Plan was $61.6 million.

	2015 Other Financial Goals					2015 Qualitative Goals
Name	Metric	Weight	Target	Result	Payout %	Metric	Weight	Result	Payout %
George Babich, Jr.	n.a.	n.a.	n.a.	n.a.	n.a.	Drive inorganic growth(1)	10%	Achieved	100%

James M. Lucania	Free Cash Flow(2)	15%	$28M	$31.6	107%	Strategic Initiatives(4)	10%	Partially Achieved	80%
	Operating Expense(3)	10%	$48M	$44.0	120%

Farrokh K. Abadi	n.a.	n.a.	n.a.	n.a.	n.a.	Strategic Initiatives(5)	15%	Partially Achieved	80%
						Special Projects(6)	35%	Achieved	100%

Per H. Levin	MAS Operating Income(7)	25%	$117.8	$114.3	94%	Strategic Initiatives(10)	15%	Partially Achieved	80%
	MAS Revenue(8)	30%	$427.4	$432.8	109%
	MAS Inventory(9)	5%	$55.7M	$57.1	90%
S. James Wrigley	ALS Operating Income(11)	30%	$18.7M	below threshold	-	n.a.	n.a.	n.a.	n.a.
	ALS Revenue(12)	25%	$181.0M	$170.2	84%
	ALS Accounts Receivable (Q1)(13)	2.5%	18.7%	18.5%	104%
	ALS Accounts Receivable (Q2)(13)	2.5%	18.7%	below threshold	-
	ALS Accounts Receivable (Q3)(13)	2.5%	18.7%	15.1%	120%
	ALS Accounts Receivable (Q4)(13)	2.5%	18.7%	14.2%	120%
	ALS Inventory (Q1)(14)	2.5%	79.7%	78.3%	109%
	ALS Inventory (Q2)(14)	2.5%	62.6%	55%	120%
	ALS Inventory (Q3)(14)	2.5%	72.9%	69.3%	120%
	ALS Inventory (Q4)(14)	2.5%	66.6%	64.3%	115%

(1)	Focus on establishing relationships to explore mergers, acquisitions, partnerships, joint ventures and drive inorganic growth.
(2)	Cash flow from Operating Activities less Capital Expenditures at Budget 2015 Rates, adjusted for certain unusual or unplanned outflows or inflows.
(3)	Controllable Operating Expense for Finance, Audit and MIS.
(4)	Progress toward achieving the stated goals of our strategic initiatives.
(5)	Progress toward achieving the stated goals of our strategic initiatives.
(6)	Progress toward achieving stated goals for special projects aimed at acquisitions.
(7)	MAS Operating Income will include RFID labels gross profit reported in the ALS segment and will be calculated as MAS Gross Income less MAS Operating Expenses less MAS Depreciation & Amortization.
(8)	MAS Revenue recognized during 2015 including RFID measured at 2015 budgeted Foreign Exchange rates. Excludes divestitures and acquisitions.
(9)	Year-end MAS inventory.
(10)	Progress toward achieving the stated goals for five of our strategic initiatives.
(11)	ALS Gross Income less ALS Operating Expenses less ALS Depreciation & Amortization.
(12)	ALS Revenue recognized during 2015 measured at 2015 budgeted Foreign Exchange rates. Includes RFId. Excludes divestitures and acquisitions.
(13)	Measured as the percentage of ALS receivables that are past due (> 30 days).
(14)	Measured as the percentage of ALS Inventory to ALS Revenues, adjusted for certain unplanned inventory investments required to support a major new RFID project launch.

	EBITDA			Other Financial Goals			Qualitative Goals			2015 Incentive
Name	Weight	Payout	Weighted Payout	Weight	Payout	Weighted Payout	Weight	Payout	Weighted Payout	% of Target	Amount in Local Currency
George Babich, Jr.	90%	-	-	n.a.	n.a.	n.a.	10%	100%	10%	10%	$85,000
James M. Lucania	65%	-	-	25%	112%	28%	10%	80%	8%	36%	$50,107
Farrokh K. Abadi	50%	-	-	n.a.	n.a.	n.a.	50%	94%	47%	47%	$111,038
Per H. Levin	25%	-	-	60%	101%	61%	15%	80%	12%	73%	€157,992
S. James Wrigley	25%	-	-	75%	55%	41%	-	-	-	41%	£86,599
The Compensation Committee met in February 2016 to review the 2015 performance for each NEO and the corresponding 2015 incentive calculations. After reviewing all information related to 2015 performance, the Compensation Committee recommended and the Board approved the 2015 incentive for the CEO summarized above. The Committee also agreed with the CEO’s recommendations for the 2015 incentives for the other NEOs summarized above.

Long-Term Incentives
The Compensation Committee grants long-term compensation pursuant to our shareholder-approved equity compensation plans, which provide the Compensation Committee with the authority to award stock options (incentive and non-qualified stock options), stock appreciation rights, stock awards (restricted and unrestricted), dividend equivalent rights and cash awards to eligible individuals.
Long-term incentives are typically structured to reward multi-year performance, focusing on the achievement of multi-year financial objectives intended to drive long-term increases in shareholder value. For NEOs, long-term incentive target amounts are set by referencing a variety of factors. Actual awards may fall above or below the target level (typically within 10-15%) for an individual based on the individual and/or Company performance.
In 2015, the CEO was issued 70,000 time-vested restricted stock units that vested on December 31, 2015 per the employment contract that was executed in January 2015. Our Board and Compensation Committee determined that these contractual commitments were necessary and appropriate to induce Mr. Babich to enter into the renewed contract and continue service as our CEO during a period of significant internal investment and restructuring initiatives. In 2015, long-term incentive awards to the other NEOs were in the form of stock options (representing 70% of the total value granted) and time-vested restricted stock units or RSUs (representing about 30% of the total value granted). Although performance shares were not issued in 2015, performance shares remained outstanding under prior year grants. For the 2015 grants, the Compensation Committee used published survey data to provide examples of target equity incentive awards granted to similarly situated executives as one reference in the target setting process.
Awarding stock options, RSUs and performance shares reinforces the achievement of shareholder value objectives, because the ultimate award payout is denominated in our stock, reinforcing management’s alignment with shareholder interests. As more fully described below, the performance share program also provides an incentive to attain high-priority, multi-year financial objectives to reinforce management’s long-term performance orientation.
Performance Shares
The Long Term Incentive Plan (“LTIP”), which was developed and adopted in 2005, provides for distributions under the plan in the form of shares of Company stock. With the introduction of this performance share plan, the Compensation Committee began a shift in the composition of our equity-based awards, in line with market trends, away from primarily awarding stock options and time-vested RSUs, toward a mix of performance share awards, stock options and time-vested RSUs, as appropriate for the individual receiving the awards.
Under the LTIP, a NEO is granted a target number of shares that would be paid to the NEO at the end of a three-year period if specific corporate performance objectives are met. The actual number of shares paid may range from 0% to 200% of the target award amount based on the achievement of performance objectives. The performance goals are Company-wide financial measures selected and set by the Compensation Committee and may be different for different performance periods.

2013 — 2015 Performance Shares
The 2013 — 2015 Performance Share plan uses one performance metric: Checkpoint’s three year Total Shareholder Return ("TSR"). Checkpoint’s three year TSR will be measured on a relative basis versus the Russell 2000 Index. The program pays out in accordance with the following schedule:

		CKP Performance			Payout %
Metric	Weight	Threshold	Target	Maximum	Threshold	Target	Maximum
CKP TSR (relative to Russell 2000)	100%	50th Percentile	75th Percentile	90th Percentile	50%	100%	150%

Payouts will be interpolated using linear regression for results between threshold and target, and target and maximum levels. Based on actual three year results for the metric in this plan, no awards were earned at the expiration of this plan.
2014 — 2016 Performance Shares
The 2014 — 2016 Performance Share plan uses one performance metric: Checkpoint’s three year average EBITDA growth. The program pays out in accordance with the following schedule:

		CKP Performance			Payout %
Metric	Weight	Threshold	Target	Maximum	Threshold	Target	Maximum
3 Year Average EBITDA Growth(1)	100%	3.5%	6.4%	11.0%	50%	100%	200%

(1) Calculated as [(% EBITDA growth from 2013 to 2014) + (% EBITDA growth from 2014 to 2015) + (% EBITDA growth from 2015 to 2016)]/3
Payouts will be interpolated using linear regression for results between threshold and target, and target and maximum levels.

2015 — 2017 Performance Shares
No performance shares were granted in 2015.
Share Ownership Guidelines
To ensure that the interests of all executives and senior managers are aligned with shareholder interests, the Board has established a program that requires the non-employee directors and NEOs (and other executives and managers) have a meaningful equity stake in the Company by investing and holding a significant amount of our stock. The Stock Ownership Program sets stock ownership levels for the NEOs, which are 4x base salary for our CEO and 3x base salary for our other NEOs. Vested and unvested “in the money” stock options, unvested restricted stock, deferred compensation units and all of the stock held in our employee stock purchase plans count toward compliance. Each NEO has five years from their appointment date to meet their holding requirements.
Deferred Compensation Program
To assist NEOs in meeting their capital accumulation objectives and to provide for income tax deferral opportunities, each NEO may defer up to 50% of base salary and up to 100% of bonus (Annual Cash Incentive Compensation) into our deferred compensation plan. This facilitates ownership of our stock by participants. The Company currently matches 25% of the deferred amounts, up to the indicated maximum amount. The 25% match is provided to give executives an incentive to invest in Company stock. It also facilitates compliance with the Share Ownership Guidelines discussed above. All deferred amounts are invested in Company stock, with a three-year vesting period, except for executives 55 years old or older, for whom the match vests immediately.
Benefits and Perquisites
The NEOs generally receive the same benefits as other employees. During 2015, nominal benefits and perquisites were paid to NEOs. These are described more fully in the footnotes to the Summary Compensation Table.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2015, 2014, AND 2013
The following table shows the compensation for each of the Named Executive Officers (collectively, the “NEOs”) for fiscal years 2015, 2014, and 2013:

Name and Principal Position (a)	Year(b)	Salary ($) (c)	Stock Awards ($)(1) (d)	Option Awards ($)(1) (e)	Non-Equity Incentive Plan Compensation ($)(2) (f)	All Other Compensation ($)(3) (g)	Total ($) (h)
George Babich, Jr.	2015	850,000	961,100	—	85,000	—	1,896,100
President and Chief Executive Officer	2014	850,000	1,124,320	397,573	1,232,500	63,750	3,668,143
	2013	850,000	2,749,802	—	400,605	17,500	4,017,907
James M. Lucania	2015	280,038	93,030	328,488	50,107	1,348	753,011
Senior Vice President, Chief Financial Officer and Treasurer (5)	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—
S. James Wrigley	2015 (4)	428,308	72,628	162,992	132,468	—	796,396
President and Chief Operating Officer, Apparel Labeling Solutions	2014	456,841	443,083	109,310	301,961	—	1,311,195
	2013	427,133	345,466	75,238	151,173	—	999,010
Per H. Levin	2015 (4)	333,456	87,127	195,525	175,611	—	791,719
President, Merchandise Availability Solutions	2014	385,697	216,500	89,475	329,482	—	1,021,154
	2013	385,155	143,912	35,100	212,808	18,219	795,194
Farrokh K. Abadi	2015	315,000	69,623	156,432	111,038	18,705	670,798
Former, Chief Strategy and Business Development Officer	2014	315,000	192,370	79,527	295,950	16,328	899,175
	2013	315,000	115,116	25,079	176,290	14,616	646,101
Jeffrey O. Richard	2015	129,231	116,126	260,758	—	1,014,761	1,520,876
Former, Executive Vice President and Chief Financial Officer	2014	420,000	551,765	86,116	355,572	44,272	1,457,725
	2013	250,853	513,488	143,725	136,458	47,485	1,092,009

(1)
The amounts shown represent the aggregate grant date fair value of stock awards and stock options granted during 2015, 2014 and 2013, determined in accordance with ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ending December 27, 2015. All unvested stock awards and option awards granted to Mr. Richard were forfeited upon his termination in 2015. The value of the stock awards and option awards granted to the NEOs in 2015 is reflected on the Grants of Plan-Based Awards in the Fiscal 2015 table below.

(2)
Non-Equity Incentive Plan Compensation is composed of annual incentive bonuses and individual performance incentive bonuses earned in fiscal 2015 and paid in 2016, earned in fiscal 2014 and paid in 2015, or earned in fiscal 2013 and paid in 2014, as applicable.

(3)
The amounts reported in the All Other Compensation column for fiscal 2015 include: (1) Mr. Lucania’s $1,348 related to deferred compensation match expense under the Company’s Executive Deferred Compensation Plan, (2) Mr. Abadi’s $18,705 related to deferred compensation match expense under the Company’s Executive Deferred Compensation Plan, and (3) Mr. Richard’s $1,014,761 related to $9,471 unused vacation payout, $9,000 outplacement services, $807,786 severance, $10,718 benefits paid during severance period, and $177,786 for CFO transition services.

(4)
Mr. Wrigley’s 2015 Salary and All Other Compensation was paid in British Pounds and converted to USD using the Oanda.com YTD average exchange rate of 1.52967 as of December 27, 2015. Mr. Levin’s 2015 Salary and All Other Compensation was paid in Euros and converted to USD using the Oanda.com YTD average exchange rate of 1.11152 as of December 27, 2015.

(5)
Mr. Lucania was appointed Acting Chief Financial Officer on March 23, 2015. Mr. Lucania’s acting status was eliminated on November 10, 2015 as he was appointed Senior Vice President, Chief Financial Officer and Treasurer.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2015
The following table provides information on plan based awards granted to the NEOs during fiscal year 2015:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)		All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	($) Target	($) Maximum
(a)	(b)	(c)	(d)	(e)(2)	(f)(3)	(g)(4)	(h)(5)
George Babich, Jr.	1/1/2015	—	—	70,000	—	—	961,100
		850,000	1,020,000	—	—	—	—
James M. Lucania	2/27/2015	—	—	2,960	—	—	38,665
	2/27/2015	—	—	1,480	—	—	19,333
	2/27/2015	—	—	—	6,580	13.56	35,198
	5/11/2015	—	—	3,350	—	—	35,033
	5/11/2015	—	—	—	7,440	10.46	31,724
	11/10/2015	—	—	—	10,331	6.38	28,444
	11/10/2015	—	—	—	89,669	6.38	233,121
		138,841	166,610	—	—	—	—
S. James Wrigley	2/27/2015	—	—	5,560	—	—	72,628
	2/27/2015	—	—	—	12,350	13.56	66,063
	2/27/2015	—	—	—	16,460	13.56	96,930
		321,234	385,481	—	—	—	—
Per H. Levin	2/27/2015	—	—	6,670	—	—	87,127
	2/27/2015	—	—	—	14,810	13.56	79,222
	2/27/2015	—	—	—	19,750	13.56	116,304
		241,758	290,110	—	—	—	—
Farrokh K. Abadi	2/27/2015	—	—	5,330	—	—	69,623
	2/27/2015	—	—	—	11,850	13.56	63,388
	2/27/2015	—	—	—	15,800	13.56	93,043
		236,252	283,503	—	—	—	—
Jeffrey O. Richard(6)	2/27/2015	—	—	8,890	—	—	116,126
	2/27/2015	—	—	—	19,750	13.56	105,647
	2/27/2015	—	—	—	26,340	13.56	155,111
		315,000	418,950	—	—	—	—

(1)
The amounts represent the target, and maximum that could have been earned during 2015 pursuant to the annual incentive awards provided under the Omnibus Plan. The individual performance incentive award contains multiple performance objectives, which are aggregated for this presentation. Actual amounts earned during 2015 are included in the “Summary Compensation Table”. For additional information regarding these awards see “Compensation Discussion and Analysis.”

(2)
Mr. Babich’s stock awards vested in full on December 31, 2015 in accordance with his employment agreement. With the exception of these stock awards, all stock awards issued to the NEOs vest one-third each year over a three year period commencing on the date of grant.

(3)
All option awards issued vest one-third each year over a three year period commencing on the date of grant and have a term of ten years, except 15,800 options granted to Mr. Abadi, 19,750 options granted to Mr. Levin, and 16,460 options granted to Mr. Wrigley, which are all scheduled to cliff-vest at the end of 3 years and have a term of ten years.

(4)	Option pricing is set using the average of the high and low market price on the day of grant.

(5)
The amounts shown represent the aggregate grant date fair value of stock awards and stock options granted during 2015 in accordance with ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ending December 27, 2015.

(6)	All unvested stock awards and option awards granted to Mr. Richard were forfeited upon his termination in 2015.

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END
The following table provides information on stock and options awards held by the NEOs as of December 27, 2015:

	Option Awards						Stock Awards
Name (a)	Option Vest Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price $ (e)	Option Expiration Date (f)	Stock Award Vest Date(2)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that have not Vested ($)(3) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)(4) (i)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights that have not Vested ($)(3) (j)
George Babich, Jr.	7/17/2006	10,000	—	—	19.82	7/17/2016	—	—	—	—	—
	5/07/2012	19,780	—	—	8.79	5/07/2022	—	—	—	—	—
	7/01/2012	30,000	—	—	8.79	5/07/2022	—	—	—	—	—
	10/1/2012	30,000	—	—	8.79	5/07/2022	—	—	—	—	—
	1/01/2013	30,000	—	—	8.79	5/07/2022	—	—	—	—	—
	4/01/2013	10,220	—	—	8.79	5/07/2022	—	—	—	—	—
	2/27/2015	20,514	—	—	14.88	2/27/2024	—	—	—	—	—
	2/27/2016	—	20,513	—	14.88	2/27/2024	—	—	—	—	—
	2/27/2017	—	20,513	—	14.88	2/27/2024	—	—	—	—	—
	—	—	—	—	—	—	12/31/2015	70,000	463,400	—	—
	—	—	—	—	—	—	2/27/2016	9,230	61,103	—	—
	—	—	—	—	—	—	2/27/2017	9,230	61,103	—	—
	—	—	—	—	—	—	12/31/2015	—	—	36,920	244,410
James M. Lucania	2/27/2015	2,364	—	—	14.88	2/27/2024	—	—	—	—	—
	2/27/2016	—	2,363	—	14.88	2/27/2024	—	—	—	—	—
	2/27/2017	—	2,363	—	14.88	2/27/2024	—	—	—	—	—
	2/27/2016	—	2,194	—	13.56	2/27/2025	—	—	—	—	—
	2/27/2017	—	2,193	—	13.56	2/27/2025	—	—	—	—	—
	2/27/2018	—	2,193	—	13.56	2/27/2025	—	—	—	—	—
	5/11/2016	—	2,480	—	10.46	5/11/2025	—	—	—	—	—
	5/11/2017	—	2,480	—	10.46	5/11/2025	—	—	—	—	—
	5/11/2018	—	2,480	—	10.46	5/11/2025	—	—	—	—	—
	11/10/2016	—	33,334	—	6.38	11/10/2025	—	—	—	—	—
	11/10/2017	—	33,333	—	6.38	11/10/2025	—	—	—	—	—
	11/10/2018	—	33,333	—	6.38	11/10/2025	—	—	—	—	—
	—	—	—	—	—	—	2/27/2016	3,933	26,036	—	—
	—	—	—	—	—	—	5/11/2016	1,117	7,395	—	—
	—	—	—	—	—	—	2/27/2017	2,543	16,835	—	—
	—	—	—	—	—	—	5/11/2017	1,117	7,395	—	—
	—	—	—	—	—	—	2/27/2018	1,479	9,791	—	—
	—	—	—	—	—	—	5/11/2018	1,116	7,388	—	—

	Option Awards						Stock Awards
Name (a)	Option Vest Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price $ (e)	Option Expiration Date (f)	Stock Award Vest Date(2)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that have not Vested ($)(3) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)(4) (i)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights that have not Vested ($)(3) (j)
S. James Wrigley	3/11/2011	12,813	—	—	21.56	3/11/2020	—	—	—	—	—
	3/11/2012	12,813	—	—	21.56	3/11/2020	—	—	—	—	—
	3/11/2013	12,812	—	—	21.56	3/11/2020	—	—	—	—	—
	2/17/2012	2,335	—	—	22.52	2/17/2021	—	—	—	—	—
	2/17/2013	2,335	—	—	22.52	2/17/2021	—	—	—	—	—
	2/17/2014	2,335	—	—	22.52	2/17/2021	—	—	—	—	—
	2/22/2013	3,134	—	—	11.95	2/22/2022	—	—	—	—	—
	2/22/2014	3,133	—	—	11.95	2/22/2022	—	—	—	—	—
	2/22/2015	3,133	—	—	11.95	2/22/2022	—	—	—	—	—
	2/27/2014	4,630	—	—	12.23	2/27/2023	—	—	—	—	—
	2/27/2015	4,630	—	—	12.23	2/27/2023	—	—	—	—	—
	2/27/2016	—	4,630	—	12.23	2/27/2023	—	—	—	—	—
	2/27/2015	5,640	—	—	14.88	2/27/2024	—	—	—	—	—
	2/27/2016	—	5,640	—	14.88	2/27/2024	—	—	—	—	—
	2/27/2017	—	5,640	—	14.88	2/27/2024	—	—	—	—	—
	2/27/2016	—	4,117	—	13.56	2/27/2025	—	—	—	—	—
	2/27/2017	—	4,117	—	13.56	2/27/2025	—	—	—	—	—
	2/27/2018	—	20,576	—	13.56	2/27/2025	—	—	—	—	—
	—	—	—	—	—	—	2/27/2016	4,394	29,088	—	—
	—	—	—	—	—	—	2/27/2017	16,393	108,522	—	—
	—	—	—	—	—	—	2/27/2018	1,853	12,267	—	—
	—	—	—	—	—	—	12/31/2015	—	—	6,250	41,375
	—	—	—	—	—	—	12/31/2016	—	—	10,150	67,193
Per H. Levin	2/17/2007	3,500	—	—	28.89	2/17/2016	—	—	—	—	—
	2/17/2008	3,500	—	—	28.89	2/17/2016	—	—	—	—	—
	2/17/2009	3,500	—	—	28.89	2/17/2016	—	—	—	—	—
	4/4/2008	1,667	—	—	23.74	4/4/2017	—	—	—	—	—
	4/4/2009	1,667	—	—	23.74	4/4/2017	—	—	—	—	—
	4/4/2010	1,666	—	—	23.74	4/4/2017	—	—	—	—	—
	3/3/2009	3,040	—	—	23.78	3/3/2018	—	—	—	—	—
	3/3/2010	3,040	—	—	23.78	3/3/2018	—	—	—	—	—
	3/3/2011	3,039	—	—	23.78	3/3/2018	—	—	—	—	—
	2/17/2010	1,855	—	—	8.26	2/17/2019	—	—	—	—	—
	2/17/2011	1,855	—	—	8.26	2/17/2019	—	—	—	—	—
	2/17/2012	1,855	—	—	8.26	2/17/2019	—	—	—	—	—

	Option Awards						Stock Awards
Name (a)	Option Vest Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price $ (e)	Option Expiration Date (f)	Stock Award Vest Date(2)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that have not Vested ($)(3) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)(4) (i)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights that have not Vested ($)(3) (j)
Per H. Levin	2/12/2011	4,219	—	—	15.74	2/12/2020	—	—	—	—	—
	2/12/2012	4,219	—	—	15.74	2/12/2020	—	—	—	—	—
	2/12/2013	4,218	—	—	15.74	2/12/2020	—	—	—	—	—
	2/17/2012	2,076	—	—	22.52	2/17/2021	—	—	—	—	—
	2/17/2013	2,076	—	—	22.52	2/17/2021	—	—	—	—	—
	2/17/2014	2,075	—	—	22.52	2/17/2021	—	—	—	—	—
	2/22/2013	2,784	—	—	11.95	2/22/2022	—	—	—	—	—
	2/22/2014	2,783	—	—	11.95	2/22/2022	—	—	—	—	—
	2/22/2015	2,783	—	—	11.95	2/22/2022	—	—	—	—	—
	2/27/2014	2,160	—	—	12.23	2/27/2023	—	—	—	—	—
	2/27/2015	2,160	—	—	12.23	2/27/2023	—	—	—	—	—
	2/27/2016	—	2,160	—	12.23	2/27/2023	—	—	—	—	—
	2/27/2015	4,617	—	—	14.88	2/27/2024	—	—	—	—	—
	2/27/2016	—	4,617	—	14.88	2/27/2024	—	—	—	—	—
	2/27/2017	—	4,616	—	14.88	2/27/2024	—	—	—	—	—
	2/27/2016	—	4,937	—	13.56	2/27/2025	—	—	—	—	—
	2/27/2017	—	4,937	—	13.56	2/27/2025	—	—	—	—	—
	2/27/2018	—	24,686	—	13.56	2/27/2025	—	—	—	—	—
	—	—	—	—	—	—	2/27/2016	4,301	28,473	—	—
	—	—	—	—	—	—	2/27/2017	4,299	28,459	—	—
	—	—	—	—	—	—	2/27/2018	2,223	14,716	—	—
	—	—	—	—	—	—	12/31/2015	—	—	2,920	19,330
	—	—	—	—	—	—	12/31/2016	—	—	8,310	55,012
Farrokh K.Abadi	2/17/2007	1,800	—	—	28.89	2/17/2016	—	—	—	—	—
	2/17/2008	1,800	—	—	28.89	2/17/2016	—	—	—	—	—
	2/17/2009	1,800	—	—	28.89	2/17/2016	—	—	—	—	—
	4/4/2008	4,667	—	—	23.74	4/4/2017	—	—	—	—	—
	4/4/2009	4,667	—	—	23.74	4/4/2017	—	—	—	—	—
	4/4/2010	4,666	—	—	23.74	4/4/2017	—	—	—	—	—
	3/3/2009	2,787	—	—	23.78	3/3/2018	—	—	—	—	—
	3/3/2010	2,786	—	—	23.78	3/3/2018	—	—	—	—	—
	3/3/2011	2,786	—	—	23.78	3/3/2018	—	—	—	—	—
	2/12/2011	3,282	—	—	15.74	2/12/2020	—	—	—	—	—
	2/12/2012	3,281	—	—	15.74	2/12/2020	—	—	—	—	—

	Option Awards						Stock Awards
Name (a)	Option Vest Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price $ (e)	Option Expiration Date (f)	Stock Award Vest Date(2)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that have not Vested ($)(3) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)(4) (i)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights that have not Vested ($)(3) (j)
Farrokh K. Abadi	2/12/2013	3,281	—	—	15.74	2/12/2020	—	—	—	—	—
	2/17/2012	2,076	—	—	22.52	2/17/2021	—	—	—	—	—
	2/17/2013	2,076	—	—	22.52	2/17/2021	—	—	—	—	—
	2/17/2014	2,075	—	—	22.52	2/17/2021	—	—	—	—	—
	2/22/2013	2,784	—	—	11.95	2/22/2022	—	—	—	—	—
	2/22/2014	2,783	—	—	11.95	2/22/2022	—	—	—	—	—
	2/22/2015	2,783	—	—	11.95	2/22/2022	—	—	—	—	—
	2/27/2014	1,544	—	—	12.23	2/27/2023	—	—	—	—	—
	2/27/2015	1,543	—	—	12.23	2/27/2023	—	—	—	—	—
	2/27/2016	—	1,543	—	12.23	2/27/2023	—	—	—	—	—
	2/27/2015	4,104	—	—	14.88	2/27/2024	—	—	—	—	—
	2/27/2016	—	4,103	—	14.88	2/27/2024	—	—	—	—	—
	2/27/2016	—	3,950	—	13.56	2/27/2025	—	—	—	—	—
	2/27/2017	—	3,950	—	13.56	2/27/2025	—	—	—	—	—
	2/27/2018	—	19,750	—	13.56	2/27/2025	—	—	—	—	—
	—	—	—	—	—	—	2/27/2016	3,624	23,991	—	—
	—	—	—	—	—	—	2/27/2017	3,623	23,985	—	—
	—	—	—	—	—	—	2/27/2018	1,776	11,757	—	—
	—	—	—	—	—	—	12/31/2015	—	—	2,080	13,770
	—	—	—	—	—	—	12/31/2016	—	—	7,380	48,856

(1)	This column sets forth the individual vesting dates for each tranche of stock options.

(2)	This column sets forth the individual vesting dates for each tranche of stock awards.

(3)
The market value of stock awards was determined by multiplying the number of unvested or unearned shares by the closing price of our Common Stock of $6.62 on December 24, 2015, as reported by the New York Stock Exchange.

(4)
All Performance shares vest at the end of the designated performance period contingent upon the achievement of the specified performance measure. For additional information regarding these awards see “Performance Shares” in the “Compensation Discussion and Analysis” section.

OPTION EXERCISES AND STOCK VESTED IN 2015
The following table provides information about option exercises and restricted stock units that vested for the NEOs during fiscal year 2015:

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Vesting (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($)(1) (e)
George Babich, Jr.	—	—	109,592	1,516,701
James M. Lucania	—	—	4,119	45,930
S. James Wrigley	—	—	3,453	46,765
Per H. Levin	—	—	2,890	39,137
Farrokh K. Abadi	—	—	2,660	36,017
Jeffrey O. Richard	—	—	2,000	27,125

(1)	The reported dollar value is based on the closing price on the date that the restricted stock unit vested multiplied by the number of units that vested.

NON-QUALIFIED DEFERRED COMPENSATION 2015

The Executive Deferred Compensation Plan allows certain executives to defer portions of their salary and bonus (up to 50% and 100%, respectively) into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests in thirds at each calendar year end for three years following the match. For executives who are age 55 years and older, the matching contribution vests immediately. The settlement of this deferred stock account is required by the Executive Deferred Compensation Plan to be made only in Company Common Stock. The following table provides information regarding contributions, earnings and account balances for the NEOs in the Executive Deferred Compensation Plan for 2015:

Name (a)	Executive Contributions in Last Fiscal Year ($)(1) (b)	Company Contributions in Last Fiscal Year ($)(2) (c)	Aggregate Earnings in Last Fiscal Year ($) (d)	Aggregate Withdrawals / Distributions ($) (e)	Aggregate Balance at Last Fiscal Year-End ($)(3) (f)
George Babich, Jr.	—	—	(378,207)	—	443,160
James M. Lucania	10,202	2,551	(8,061)	—	12,200
S. James Wrigley (4)	—	—	—	—	—
Per H. Levin	—	—	(469,687)	—	550,351
Farrokh K. Abadi	61,095	15,274	(278,510)	—	355,735
Jeffrey O. Richard	53,336	13,334	(37,469)	—	58,304

(1)
The contribution amounts reported represent deferrals of salary and bonus which were elected to be deferred into Company stock by the named executive. These amounts were earned during or prior to 2015, but the payments have been deferred and will be settled at a future date. The amounts in this column are also included in the “Salary” and “Bonus” columns of the Summary Compensation Table.

(2)
The amounts reported represent a 25% company match on the compensation deferred by the named executive which will be settled at a future date. This match vests one-third on December 31st for each of the subsequent two years with a third of the match vesting on December 31st on the year the match was contributed. For executives who are 55 years old or older, the match vests immediately. The match upon vesting will be settled at a future date. The amounts in this column are also included in the Summary Compensation Table under “All Other Compensation.”

(3)
Of the total amounts shown in this column, the following amounts have been reported in the Summary Compensation Table in this proxy statement and prior years’ proxy statements: for Mr. Babich $142,548; for Mr. Lucania $1,846; for Mr. Levin $312,817; for Mr. Abadi $137,432; and for Mr. Richard $8,303. The total aggregate balances reported in this column for certain NEOs are different than the amounts that have been reported on the Summary Compensation Table due to the change in the Company’s stock price over the term of the executive deferred compensation plan and due to the amount and timing of NEO deferrals.

(4)	Mr. Wrigley does not participate in the Executive Deferred Compensation Plan.

EMPLOYMENT AGREEMENTS

Employment Agreement with Mr. Babich

On December 31, 2014, we entered into an amended and restated employment agreement with Mr. Babich pursuant to which he is entitled to receive an annual base salary of $850,000 and is eligible for an annual bonus of up to 100% of his base salary upon achievement of certain annual targeted goals and objectives, with the possibility of a maximum bonus of up to 150% upon achievement of specified goals and objectives beyond the target level. Mr. Babich also is entitled to participate in all pension plans as well as medical, dental and other benefit plans and perquisites generally available to the Company’s senior management and is subject to customary non-competition and confidentiality provisions.

Pursuant to the terms of his employment agreement, Mr. Babich received grants of restricted stock units (the “Units”), including 70,000 time-vested restricted stock units in each of January 2015 and January 2016, and is entitled to receive 60,000 restricted stock units in January 2017, which units would also be paid to Mr. Babich in the form of fully vested shares (or an equivalent value thereof) if he is terminated without cause or resigns for good reason prior to such date.

If the board of directors elects not to renew Mr. Babich’s employment agreement on comparable terms for at least two (2) additional years beyond its initial termination date of January 2, 2017, the agreement and Mr. Babich’s employment will terminate on January 2, 2017. The termination will be considered a termination without cause under his agreement and all of his Units will become immediately vested, to the extent not already vested. The expiration of the term under any other circumstances shall be considered a termination by Mr. Babich without good reason.

In the event Mr. Babich’s employment is terminated due to his death or disability, he (or his estate) is entitled to receive a pro-rated portion of Mr. Babich’s prior year’s cash bonus and all Units will become immediately vested, to the extent not already vested.

In the event Mr. Babich is terminated without cause or resigns for good reason, Mr. Babich would be entitled to receive a lump sum payment equal to (i) all accrued but unpaid base salary through the date of his termination, (ii) two times his annual base salary (which amount shall be 2.5 times his annual base salary in the event such termination occurs within 12 months following a change in control), and (iii) two times the amount of any cash bonus awarded to Mr. Babich for the year preceding his year of termination. In addition, Mr. Babich would be entitled to (i) reimbursement for healthcare continuation pursuant to COBRA for the number of months of base salary to be paid as severance payments, (ii) accelerated vesting of all Units held by him as of the date of termination, and (iii) a payment equal in value to 60,000 units, which amount is otherwise scheduled to be delivered under Mr. Babich’s employment agreement on January 2, 2017 as described above.
For purposes of Mr. Babich’s employment agreement, “cause” generally means Mr. Babich’s commission of an act of “misconduct” or his willful and continuing failure to substantially perform his obligations under the employment agreement, other than as a result of his death or disability, following receipt of written notice. “Misconduct” generally means Mr. Babich’s (i) embezzlement, fraud or breach of fiduciary duty with respect to the company, (ii) personal dishonesty that is materially injurious to the company, (iii) unauthorized and intentional disclosure of any proprietary information of the company in breach of his duty of loyalty, (iv) conviction of, or entering a plea of nolo contendere or guilty to, a felony criminal offense, or (v) a violation of his non-competition covenant. For purposes of Mr. Babich’s employment agreement, “good reason” generally means (i) a material reduction in his titles, duties, position, authority or responsibilities, (ii) a reduction in his base salary or bonus opportunity or a material reduction in his compensation arrangements or benefits, (iii) the company’s substantial failure to perform any material provision of the employment agreement, or (iv) a relocation of the company’s executive offices by more than 50 miles, unless such relocation results in the company’s executive offices being closer to Mr. Babich’s primary residence or does not substantially increase his average commuting time.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Each of the NEOs is eligible to receive severance and other benefits upon certain terminations of employment and, in some cases, in connection with a Change in Control of the Company. The following charts summarize the payments and benefits that each NEO would be eligible to receive upon certain terminations of employment, assuming the termination of employment or Change in Control occurred on December 27, 2015. With respect to Mr. Abadi and Mr. Richard, the information provided below are the severance amounts in connection with their actual terminations of employment. No excise tax gross-ups are provided to any of our NEOs.
Severance — Under Employment Agreement (Mr. Babich)
Pursuant to his employment agreement as in effect on December 27, 2015, Mr. Babich would have been eligible for severance benefits as described above under the heading “Employment Agreement with Mr. Babich”.
Severance — Termination of Employment without Cause or Resignation for Good Reason

NEO	# of Months Salary	% of Prior Year Bonus	Severance ($)(1)	Non-Equity Incentive Plan Compensation ($)(1)	Accelerated Vesting Of Stock Awards ($)(2)	Continued Benefit Plan Coverage ($)
George Babich, Jr.	24	200%	$1,700,000	$2,465,000	$585,605	$20,628
James M. Lucania	18	50%	$487,500	$51,012	n.a.	$9,086
S. James Wrigley	24	0%	$856,616	$—	n.a.	$32,122
Per H. Levin	24	0%	$644,682	$—	n.a.	$8,850
Farrokh K. Abadi (3)	24	0%	$630,000	$—	n.a.	$32,081
Jeffrey O. Richard (4)	—	—	—	—	—	—

(1)	Paid in accordance with the terms of (i) for Mr. Babich, his employment agreement entered into on December 31, 2014 and in effect on December 27, 2015 and (ii) for other NEOs our Termination Policy.
(2)	Equity award values were calculated for restricted stock units subject to accelerated vesting on December 27, 2015, at a price of $6.62 per share.
(3)	Mr. Abadi left the Company on January 1, 2016. The value above represents the severance amount of $630,000, which is equal to 24 months salary, and is being paid equally over 24 months.
(4)
Mr. Richard left the Company on March 23, 2015. In connection with his departure, he received a severance amount of $807,786, as well as $177,786 for CFO transition services. Mr. Richard also received payments for continued benefit plan coverage and $9,000 in outplacement services.

Severance — Following a Change of Control

NEO	# of Months Salary	% of Prior Year Bonus	Severance ($)(1)	Non-Equity Incentive Plan Compensation ($)(1)	Accelerated Vesting Of Stock Awards ($)(2)	Continued Benefit Plan Coverage ($)
George Babich, Jr.	30	200%	$2,125,000	$2,465,000	$585,605	$30,943
James M. Lucania	27	75%	$731,250	$76,517	$98,589	$13,630
S. James Wrigley	36	0%	$1,284,924	$—	$149,877	$48,182
Per H. Levin	36	0%	$967,023	$—	$71,648	$13,275

(1)	Paid in accordance with the terms of (i) for Mr. Babich, his employment agreement entered into on December 31, 2014 and in effect on December 27, 2015 and (ii) for other NEOs our Termination Policy.
(2)
Equity award values were calculated for (i) restricted stock units and (ii) stock option awards subject to accelerated vesting on December 27, 2015, of $6.62 per share. The values above represent the difference between the $6.62 per share and the applicable exercise price of each grant.

Employment Agreements and Termination Policy with Named Executive Officers

Each NEO (other than Mr. Babich) is covered by a Termination Policy for Executives which has been approved by the Board. The severance benefits under the Termination Policy are in excess of any severance the NEOs may be entitled to under their employment agreements, and therefore the benefits are paid under the Termination Policy. The Termination Policy provides that in the absence of “cause,” the Company may terminate an Executive’s employment upon thirty (30) days written notice. In such event, subject to certain non-compete and confidentiality provisions, Messrs. Abadi, Levin and Wrigley will be entitled to receive continued benefits and severance payments for twenty-four months. Mr. Lucania will be entitled to receive continued benefits and severance payments for 18 months plus fifty percent of his prior year bonus.

If the executive is terminated or properly terminates employment pursuant to a Change in Control (as defined in the Termination Policy) the executive will be entitled to receive the following severance benefits:

•	• Continued payments of base salary (as in effect immediately prior to termination) for a period of 1.5 times the severance payment period;

• Any payment to which the executive may be entitled in accordance with the terms of any applicable Bonus Plan then existing;

• Continued participation in the welfare benefit plans maintained by the Company for a period equal to 1.5 times the severance payment period; and

• Accelerated vesting in any stock options or similar equity incentive rights previously granted.

In addition, Mr. Lucania would also be entitled to receive an amount equal to 75% of his prior year’s bonus.

Change in Control. Under the Termination Policy, a “Change in Control” occurs if (1) any person or group acquires the power to elect a majority of the board of directors, and does, in fact, elect such a majority; or (2) the shareholders of the Company approve a sale of all or substantially all of the Company’s assets.

Cause. The Termination Policy defines “cause” as (i) any willful and continued insubordination or the employee’s failure to perform his or her duties; (ii) dishonesty in the performance of duties; (iii) breach of certain covenants in the agreements relating to competition and confidentiality; (iv) entry of a judgment against the employee that prevents the employee from performing his or her duties or causes damage to the Company or its reputation; or (v)  conviction of a crime involving moral turpitude.

Non-Employee Director Compensation
Board Compensation.  Directors receive reimbursement of out-of-pocket expenses for attending Board and Committee meetings. Employee directors receive no additional compensation for attending Board and committee meetings.
The following table sets forth the amount of various cash payments to non-employee directors for board and committee service in 2015.

Type of Compensation	Amount of Payment
Annual Retainer — Board Members	$30,000
Additional Annual Retainer — Chairman of the Board	$30,000
Additional Annual Retainer — Committee Chairpersons	$7,500
Additional Annual Retainer — Audit Committee Chairperson	$10,000
In Person Board Attendance Fee (per day)	$2,000
Telephonic Board and Committee Meetings	$1,000
In Person Committee Meetings	$2,000
DIRECTOR COMPENSATION FOR 2015

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)	All Other Compensation ($)	Total ($)
William S. Antle, III	78,925	88,025	—	—	166,950
Stephen N. David	87,286	88,025	—	—	175,311
Harald Einsmann	76,000	88,025	—	—	164,025
R. Keith Elliott	74,308	88,025	—	—	162,333
Julie S. England	79,500	88,025	—	—	167,525
Marc T. Giles	79,684	70,420	—	—	150,104
Jack W. Partridge	88,263	88,025	—	—	176,288
Sally Pearson	26,500	—	—	—	26,500

(1)
Amounts reflect compensation earned by each director during 2015. Messrs. Antle and Einsmann elected to defer their earned fees into phantom restricted stock under the Directors’ Deferred Compensation Plan.

(2)
The amounts shown represent the aggregate grant date fair value of stock awards granted during 2015, determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation — Stock Compensation” (“ASC Topic 718”). The valuation assumptions used in determining such amounts are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ending December 27, 2015, filed on March 3, 2016.

(3)
During 2015, each director was awarded 7,000 restricted stock units (grant date fair value of $10.06), which vest over a one year period. For each director who was awarded 7,000 restricted stock units who elected to defer their restricted stock units upon vesting, a 25% or 1,750 share matching restricted stock unit grant (grant date fair value of $10.06), was awarded pursuant to the terms of the Directors’ Deferred Compensation Plan.

As of December 27, 2015, each director has the following number of options and stock awards outstanding, respectively: Mr. Antle, -0- and 87,500; Mr. David, 10,000 and 26,250; Dr. Einsmann, -0- and 87,500; Ms. England, 10,000 and 33,525; Mr. Giles, 10,000 and 24,500; and Mr. Partridge, -0- and 87,500.
Awards to Non-Employee Directors and Other Compensation
Under the Company’s equity compensation plans non-employee directors are eligible to receive equity-based compensation awards.
Each non-employee director receives a non-qualified stock option grant to purchase 10,000 shares of the Company’s Common Stock upon his or her initial election as a director. Beginning in 2006, pursuant to a Board resolution, directors also receive an annual grant of 7,000 Restricted Stock Units (RSUs). The RSUs vest one year from the date of grant and a Director may elect to defer the receipt of the RSUs upon vesting under the Directors’ Deferred Compensation Plan. The Company credits each participant with a match equal to 25% of any fees earned and deferred into phantom restricted stock units in accordance with the Directors’ Deferred Compensation Plan. The match for these deferrals vests one year from the date of grant.

Under the Company’s Directors’ Deferred Compensation Plan, non-employee directors may defer all or a portion of their cash compensation to a deferred compensation account. Under the Directors’ Deferred Compensation Plan, non-employee directors may elect to: (1) receive cash for all services; (2) defer a percentage of cash compensation and receive 125% of the value of the deferred amounts in phantom Common Stock of the Company, valued on the last trading day of the calendar quarter in which he or she would have received a cash payment; provided, however, that any such shares that are deferred may generally not be distributed to the director until the earlier of the director’s separation from service or death; or (3) any combination thereof.
Compensation Committee Interlocks and Insider Participation
None of the directors who served on the Compensation Committee during the fiscal year ended December 27, 2015 was a current or former officer or employee of the Company and none had any relationship requiring disclosure under Item 404(a) of Regulation S-K. During the fiscal year ended December 27, 2015, none of our executive officers served as: (i) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee; (ii) a director of another entity, one of whose executive officers served on the Compensation Committee; or (iii) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of April 7, 2016, concerning “beneficial” ownership of our common stock, as that term is defined in the rules and regulations of the SEC, by: (i) all persons known by us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director; (iii) each “named executive officer”, as that term is defined in Item 402(a)(3) of SEC Regulation S-K; and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities, including shares of our common stock issuable upon the exercise of vested options that are immediately exercisable or exercisable within sixty (60) days, shares underlying unvested Checkpoint restricted stock units and shares of Checkpoint restricted stock (including Checkpoint deferred shares). Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. Percentage ownership calculations are based on 41,868,958 shares outstanding as of April 7, 2016.

Named Executive Officer, Director, Beneficial Holder or Identity of Group (1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Shares Beneficially Owned (2)
BlackRock, Inc. 55 East 52nd Street New York, NY 10022	4,085,406	(3)	9.76%
Dimensional Fund Advisors, LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	2,679,942	(4)	6.40%
The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	2,546,227	(5)	6.08%
Earnest Partners LLC 1180 Peachtree Street, NE, Suite 2300 Atlanta, GA 30309	2,421,300	(6)	5.78%
William S. Antle, III.	209,006	(7)	*
Stephen N. David	72,562	(8)	*
Harald Einsmann	162,619	(9)	*
Julie S. England	55,820	(10)	*
Marc T. Giles	43,778	(11)	*
Daniel R. Maurer	10,000	(12)	*
Jack W. Partridge	103,003	(13)	*
George Babich, Jr.	657,228	(14)	1.57%
Per H. Levin	228,410	(15)	*
Jeffrey O. Richard	-		*
S. James Wrigley	145,983	(16)	*
James M. Lucania	64,196	(17)	*
Farrokh K. Abadi	71,412	(18)	*
All executive officers and directors as a group (15 persons)	1,893,754		4.52%

*	Less than 1%
(1)
Unissued shares subject to options exercisable by a particular beneficial owner within 60 days of April 7, 2016, are deemed to be outstanding for the purpose of calculating the percent of Common Stock beneficially owned by such beneficial owner.

(2)
Deferred shares are convertible into Checkpoint common stock pursuant to the deferral provisions of the Deferred Compensation Plan. The units do not have voting rights and are convertible into Checkpoint common stock upon termination of service.

(3)
This information is based on a Schedule 13G filed with the SEC on January 26, 2016 filed by BlackRock, Inc. In the Schedule 13G it is reporting sole voting power over 3,985,314 shares, and sole dispositive power over 4,085,406 shares.

(4)
This information is based on a Schedule 13G filed with the SEC on February 9, 2016 filed by Dimensional Fund Advisors LP. In the Schedule 13G it is reporting sole voting power over 2,532,402 shares, shared dispositive power over 0 shares and sole dispositive power over 2,679,942 shares.

(5)
This information is based on a Schedule 13G filed with the SEC on February 11, 2016 filed by The Vanguard Group. In the Schedule 13G it is reporting sole voting power over 56,420 shares, shared dispositive power over 10,900 shares and sole dispositive power over 2,484,207 shares.

(6)
This information is based on a Schedule 13G filed with the SEC on February 12, 2016 filed by Earnest Partners, LLC. In the Schedule 13G it is reporting sole voting power over 651,157 shares, shared voting power over 248,939 shares and sole dispositive power over 2,421,300 shares.

(7)	Includes 8,750 Checkpoint restricted stock units and 171,934 Checkpoint deferred shares.
(8)	Includes options to purchase 10,000 shares of Checkpoint common stock, 8,750 Checkpoint restricted stock units and 33,812 Checkpoint deferred shares.
(9)	Includes 8,750 Checkpoint restricted stock units and 108,869 Checkpoint deferred shares.
(10)	Includes options to purchase 10,000 shares of Checkpoint common stock, 8,750 Checkpoint restricted stock units and 26,570 Checkpoint deferred shares.
(11)	Includes options to purchase 10,000 shares of Checkpoint common stock, 7,000 Checkpoint restricted stock units and 18,278 Checkpoint deferred shares.
(12)	Includes options to purchase 10,000 shares of Checkpoint common stock.
(13)	Includes 8,750 Checkpoint restricted stock units and 82,253 Checkpoint deferred shares.
(14)	Includes options to purchase 171,027 shares of Checkpoint common stock, 79,230 Checkpoint restricted stock units and 133,845 Checkpoint deferred shares.
(15)	Includes options to purchase 67,568 shares of Checkpoint common stock, 30,522 Checkpoint restricted stock units and 83,134 Checkpoint deferred shares.
(16)	Includes options to purchase 84,130 shares of Checkpoint common stock and 38,246 Checkpoint restricted stock units.
(17)	Includes options to purchase 6,921 shares of Checkpoint common stock, 43,372 Checkpoint restricted stock units and 1,843 Checkpoint deferred shares.
(18)	Includes 53,736 Checkpoint deferred shares.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth our shares authorized for issuance under our equity compensation plan at December 27, 2015:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	3,363,283 (1)	$15.76	3,730,234
Equity compensation plans not approved by shareholders	270,000 (2)	$22.71	—
Total	3,633,283	$16.59	3,730,234

(1)	Includes stock options and performance-based restricted stock units.

(2)	Includes stock options granted to our former Chief Executive Officer.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
We review all relationships and transactions between the Company and its subsidiaries and related persons to determine whether such persons have a direct or indirect material interest. Related persons include any director, nominee for director, officer, beneficial owners of more than five percent of any class of our voting securities, or immediate family members of any of the foregoing persons. Although we do not have a written policy governing such transactions, the Company’s legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. As part of this process, and pursuant to our Audit Committee’s charter, the Audit Committee reviews our policies and procedures with respect to related person transactions. These policies and procedures have been communicated to, and are periodically reviewed with, our directors and executive officers, and the Audit Committee documents in its minutes any actions that it takes with respect to such matters. In the course of reviewing a related party transaction, the Company considers (a) the nature of the related person’s interest in the transaction, (b) the material terms of the transaction, (c) the importance of the transaction to the related person and the Company or its subsidiaries, (d) whether the transaction would impair the judgment of a director or officer to act in the best interest of the Company, and (e) any other matters deemed appropriate.
Based on the information available to us and provided to us by our directors and officers, we do not believe that there were any related person transactions requiring disclosure under Item 404(a) of Regulation S-K in effect since December 29, 2014, or any such transactions proposed to be entered into during 2016.
Director Independence
With the exception of George Babich, Jr., who serves as an officer of the Company, all other directors have been determined to be independent by the Board, in accordance with the listing standards of the New York Stock Exchange, the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC. The Board has made an affirmative determination that each of William S. Antle, III, Stephen N. David, Harald Einsmann, Julie S. England, Marc T. Giles, Daniel R. Maurer and Jack W. Partridge (each, an “Independent Director” and together, the “Independent Directors”) has no material relationship with the Company.
These conclusions were based on a separate review with the Governance and Nominating Committee of each Independent Director’s background for any possible affiliations with or any compensation received (other than compensation for service on the Company’s Board of Directors or committees thereof) from the Company and/or its subsidiaries. Following these reviews, the Board of Directors determined that all of the Independent Directors were “independent” for purposes of the New York Stock Exchange listing standards and the categorical standards for independence set forth below. During the past three years, no Independent Director (or any member of an Independent Director’s immediate family) has:

●	Been employed by the Company;

●
Received more than $120,000 in direct compensation from the Company in any 12-month period (other than for director and committee fees and pension or other forms of deferred compensation for prior service);

●	Been affiliated with or employed by an auditor of the Company or the Company’s internal audit staff;

●	Been employed by any company whose compensation committee includes an officer of the Company; or

●
Been employed by a company that has made payments to, or received payments from, the Company in an amount that exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pre-Approval Procedures

The Audit Committee pre-approves all audit and permissible non-audit services provided by PwC. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by PwC. Under the policy, pre-approval is generally provided for 12 months unless the Audit Committee specifically provides for a different period, and any pre-approval must be detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also approve particular services on a case-by-case basis. For each proposed service, PwC must provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval authority to one or more of its members. Such member must report any decisions to the Audit Committee at the next scheduled meeting. The Audit Committee may not delegate to management its responsibilities to pre-approve services performed by PwC. All of the fees discussed in the section below, entitled Audit-Related Fees, Tax Fees, and All Other Fees, were pre-approved by the Audit Committee.

Services Provided by the Independent Auditor

Audit Fees

Aggregate fees, including out-of-pocket expenses, for professional services provided by PwC for the fiscal year, irrespective of the period in which the services are rendered or billed, in connection with its audit of the Company’s consolidated financial statements for the year ended December 27, 2015, statutory audits, and its reviews of the Company’s unaudited condensed consolidated interim financial statements were $2,283,470. For the year ended December 28, 2014, the amount related to such services was $2,692,900.

Audit-Related Fees

The Company did not engage PwC for audit-related services in either of its last two fiscal years.

Tax Fees

Aggregate fees for tax consulting services rendered in the fiscal year by PwC amounted to $2,000 during fiscal 2015 and $3,000 during fiscal year 2014.

All Other Fees

Aggregate fees for other services rendered in the fiscal year by PwC amounted to $252,150 during fiscal 2015 and $1,800 during fiscal 2014.

Part IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3)    See the Exhibit Index for a list of exhibits filed as part of this Amendment No. 1 to the Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

April 25, 2016	By	/s/ George Babich, Jr.
George Babich, Jr. President and Chief Executive Officer

EXHIBIT INDEX
Exhibit No.	Registrant(s)	Description of Exhibit
31.1	CKP	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	CKP	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer