Form 10-Q
period 2016-03-27
CHECKPOINT SYSTEMS INC
filed 2016-05-05
CIK 215419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2016
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 29, 2016, there were 41,896,400 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)	March 27, 2016	December 27, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,900	$124,289
Accounts receivable, net of allowance of $6,273 and $6,059	95,778	113,698
Inventories	90,591	82,126
Other current assets	18,735	20,819
Total Current Assets	314,004	340,932
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,448	1,522
PROPERTY, PLANT, AND EQUIPMENT, net	75,776	75,864
GOODWILL	165,823	164,110
OTHER INTANGIBLES, net	45,473	47,777
DEFERRED INCOME TAXES	23,844	23,336
OTHER ASSETS	4,798	4,329
TOTAL ASSETS	$631,166	$657,870
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$338	$279
Current portion of financing liability	21,285	20,891
Accounts payable	39,078	50,647
Accrued compensation and related taxes	20,845	22,321
Other accrued expenses	58,338	46,458
Income taxes	4,219	1,824
Unearned revenues	6,194	6,262
Restructuring reserve	7,614	8,664
Accrued pensions — current	4,069	3,994
Other current liabilities	13,148	13,982
Total Current Liabilities	175,128	175,322
LONG-TERM DEBT, LESS CURRENT MATURITIES	70,372	70,362
FINANCING LIABILITY	11,566	10,844
ACCRUED PENSIONS	87,804	86,554
OTHER LONG-TERM LIABILITIES	25,356	24,641
DEFERRED INCOME TAXES	15,580	15,355
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 46,558,024 and 46,303,849 shares, outstanding 41,633,177 and 41,379,002 shares	4,656	4,630
Additional capital	428,264	427,089
Accumulated deficit	(71,067)	(38,546)
Common stock in treasury, at cost, 4,924,847 and 4,924,847 shares	(78,154)	(78,154)
Accumulated other comprehensive (loss) income, net of tax	(38,339)	(40,227)
TOTAL STOCKHOLDERS' EQUITY	245,360	274,792
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$631,166	$657,870

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter
	(13 weeks) Ended
(amounts in thousands, except per share data)	March 27, 2016	March 29, 2015
Net revenues	$119,314	$128,542
Cost of revenues	74,986	72,005
Gross profit	44,328	56,537
Selling, general, and administrative expenses	49,519	51,306
Research and development	5,023	4,543
Restructuring expense	432	1,304
Merger transaction costs	6,017	—
Litigation matters	8,100	—
Acquisition costs	—	79
Other operating income	—	(361)
Operating loss	(24,763)	(334)
Interest income	165	227
Interest expense	1,151	938
Other gain (loss), net	56	371
Loss before income taxes	(25,693)	(674)
Income tax expense	6,828	1,885
Net loss	$(32,521)	$(2,559)
Net loss per common share:
Basic loss per share	$(0.77)	$(0.06)
Diluted loss per share	$(0.77)	$(0.06)

Dividend declared per share	$—	$0.50

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 27, 2016	March 29, 2015
Net loss	$(32,521)	$(2,559)
Other comprehensive income (loss), net of tax:
Pension liability adjustments, net of tax benefit of $133 and $3	(21)	4,431
Other postretirement benefit adjustments, net of tax expense of $0 and $0	28	—
Change in realized and unrealized gains on derivative hedges, net of tax expense of $0 and $0	(311)	—
Foreign currency translation adjustment	2,192	(14,899)
Total other comprehensive income (loss), net of tax	$1,888	$(10,468)
Comprehensive loss	$(30,633)	$(13,027)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)	Common Stock		Additional Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 28, 2014	45,840	$4,584	$441,882	$(12,331)	4,036	$(71,520)	$(34,684)	$327,931
Net loss				(26,215)				(26,215)
Exercise of stock-based compensation and awards released	463	46	387					433
Tax benefit on stock-based compensation			(295)					(295)
Stock-based compensation expense			5,480					5,480
Deferred compensation plan			1,019					1,019
Change in realized and unrealized losses on derivative hedges, net of tax							(125)	(125)
Dividend declared ($0.50 per share)			(21,384)					(21,384)
Repurchase of common stock					889	(6,634)		(6,634)
Pension liability adjustments							16,804	16,804
Other postretirement benefit adjustments							(1,014)	(1,014)
Foreign currency translation adjustment							(21,208)	(21,208)
Balance, December 27, 2015	46,303	$4,630	$427,089	$(38,546)	4,925	$(78,154)	$(40,227)	$274,792
Net loss				(32,521)				(32,521)
Exercise of stock-based compensation and awards released	255	26	(27)					(1)
Tax benefit on stock-based compensation			(76)					(76)
Stock-based compensation expense			1,099					1,099
Deferred compensation plan			179					179
Pension liability adjustments							(21)	(21)
Other postretirement benefit adjustments							28	28
Change in realized and unrealized losses on derivative hedges, net of tax							(311)	(311)
Foreign currency translation adjustment							2,192	2,192
Balance, March 27, 2016	46,558	$4,656	$428,264	$(71,067)	4,925	$(78,154)	$(38,339)	$245,360

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Three months (13 weeks) ended	March 27, 2016	March 29, 2015
Cash flows from operating activities:
Net loss	$(32,521)	$(2,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,032	6,690
Amortization of debt issuance costs	108	108
Interest on financing liability	510	492
Deferred taxes	(50)	(1,008)
Stock-based compensation	1,099	1,459
Provision for losses on accounts receivable	312	258
Excess tax benefit on stock-based compensation	—	(101)
Loss (gain) on disposal of fixed assets	124	(97)
Decrease (increase) in operating assets:
Accounts receivable	18,219	24,578
Inventories	(8,123)	(8,312)
Other assets	1,311	6,637
(Decrease) increase in operating liabilities:
Accounts payable	(12,169)	(10,803)
Merger transaction costs	4,364	—
Litigation matters	8,100	—
Income taxes	2,475	(1,084)
Unearned revenues - current	(173)	110
Restructuring reserve	(1,093)	(1,414)
Other liabilities	(2,228)	(15,381)
Net cash used in operating activities	(13,703)	(427)
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(3,547)	(5,800)
Cash receipts on note receivable from sale of discontinued operations	519	71
Other investing activities	5	97
Net cash used in investing activities	(3,023)	(5,632)
Cash flows from financing activities:
Proceeds from stock issuances	280	104
Excess tax benefit on stock-based compensation	—	101
Net change in factoring and bank overdrafts	49	5
Payment of long-term debt	(53)	(28)
Proceeds from financing liability	—	1,121
Net cash provided by financing activities	276	1,303
Effect of foreign currency rate fluctuations on cash and cash equivalents	1,061	(6,576)
Net decrease in cash and cash equivalents	(15,389)	(11,332)
Cash and cash equivalents:
Beginning of period	124,289	135,537
End of period	$108,900	$124,205
See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

The Consolidated Financial Statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries (collectively, the “Company”). All inter-company transactions are eliminated in consolidation. The Consolidated Financial Statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. The Consolidated Balance Sheet as of December 27, 2015 is derived from the Company's audited Consolidated Financial Statements at December 27, 2015. Refer to our Annual Report on Form 10-K for the fiscal year ended December 27, 2015 for the most recent disclosure of our accounting policies.

The Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to state fairly our financial position at March 27, 2016 and December 27, 2015 and our results of operations for thirteen weeks ended March 27, 2016 and March 29, 2015 and changes in cash flows for the thirteen weeks ended March 27, 2016 and March 29, 2015. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

Out of Period Adjustments

In the period ended March 29, 2015, we recorded an out of period adjustment to the valuation allowance of a non "U.S." entity with a deferred tax liability related to an indefinite lived intangible pertaining to the third quarter ended September 28, 2014. The total impact of the adjustment on the first quarter of 2015 and year-to-date periods within 2015 is a reduction in income tax expense of $1.0 million and a reduction in net loss of $1.0 million. This adjustment was not material to any previously issued interim or annual financial statements or to the 2015 interim or annual consolidated financial statements.

In the period ended March 27, 2016, we recorded out of period adjustments to decrease a rebate accrual of $0.2 million and to increase an employee service accrual by $0.2 million. The total impact of the adjustments on the first quarter of 2016 and year-to-date periods within 2016 is an increase in revenues of $0.2 million, an increase in selling, general and administrative expenses of $0.2 million and a reduction in net loss of $0.1 million. The adjustment was not material to any previously issued interim or annual financial statements or to the 2016 interim or annual consolidated financial statements.

Customer Rebates

We record estimated reductions to revenue for customer incentive offerings, including volume-based incentives and rebates. The accrual for these incentives and rebates, which is included in the Other Accrued Expenses section of our Consolidated Balance Sheets, was $12.5 million and $10.5 million as of March 27, 2016 and December 27, 2015, respectively. We record revenues net of an allowance for estimated return activities. Return activity was immaterial to revenue and results of operations for all periods presented.

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

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheets:

(amounts in thousands)
Three months ended	March 27, 2016	March 29, 2015
Balance at beginning of year	$3,410	$4,379
Accruals for warranties issued, net	836	597
Settlements made	(744)	(887)
Foreign currency translation adjustment	43	(200)
Balance at end of period	$3,545	$3,889

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 27, 2016 were as follows:

(amounts in thousands)	Pension plan	Other postretirement benefit plan	Changes in realized and unrealized gains (losses) on derivative hedges	Foreign currency translation adjustment	Total accumulated other comprehensive income (loss)
Balance, December 27, 2015	$(18,232)	$(1,014)	$(125)	$(20,856)	$(40,227)
Other comprehensive income (loss) before reclassification	(337)	—	(311)	2,192	1,544
Amounts reclassified from other comprehensive income	316	28	—	—	344
Net other comprehensive income (loss)	(21)	28	(311)	2,192	1,888
Balance, March 27, 2016	$(18,253)	$(986)	$(436)	$(18,664)	$(38,339)

The significant items reclassified from each component of other comprehensive income (loss) for the three months ended March 27, 2016 and March 29, 2015 were as follows:

(amounts in thousands)	March 27, 2016		March 29, 2015
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented
Amortization of pension plan items
Actuarial loss (1)	$(439)		$(750)
Prior service cost (1)	(10)		(6)
	(449)	Total before tax	(756)	Total before tax
	133	Tax benefit	3	Tax benefit
	$(316)	Net of tax	$(753)	Net of tax

Amortization of other postretirement benefit plan
Actuarial loss	$(28)		$—
	(28)	Total before tax	—	Total before tax
	—	Tax expense	—	Tax expense
	$(28)	Net of tax	$—	Net of tax
Total reclassifications for the period	$(344)		$(753)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension costs. Refer to Note 10 of the Consolidated Financial Statements.

Dividend

On March 5, 2015, we declared a special dividend (the Dividend) of $0.50 per outstanding common share for all shareholders of record as of March 20, 2015. This Dividend reflects our commitment to building shareholder value through the execution of our strategic plan and a disciplined approach to capital allocation. After the Dividend, we believe we have the appropriate level of liquidity both to fund our internal initiatives and act on any strategic opportunities.

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

Share Repurchase Program

In July 2015, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $30 million of our common stock to be funded using our available cash. We are authorized to repurchase from time to time shares of our outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases, and the prices at which such purchases may be made, will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the program. The Merger Agreement restricts our ability to repurchase our common stock. Common stock obtained by us through the repurchase program has been added to our treasury stock holdings. There were no shares repurchased during the first fiscal quarter of 2016.

Subsequent Events

We perform a review of subsequent events in connection with the preparation of our financial statements. The accounting for and disclosure of events that occur after the balance sheet date, but before our financial statements are issued, are reflected where appropriate or required in our financial statements.

Recently Adopted Accounting Standards

In June 2014, the FASB issued “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (ASU 2014-12). The amendments in this update require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods beginning after December 15, 2015, which for us was December 28, 2015, the first day of our 2016 fiscal year. We elected to apply this guidance prospectively to all awards granted or modified after the effective date. The adoption of this standard has not had a material effect on our consolidated results of operations and financial condition.
In January 2015, the FASB issued “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (ASU 2015-01). The amendments in this update eliminate from GAAP the concept of extraordinary items. Although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us was December 28, 2015, the first day of our 2016 fiscal year. The adoption of this standard has not had a material effect on our consolidated results of operations and financial condition.
In February 2015, the FASB issued “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (ASU 2015-02). The amendments in this update modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes reduce the number of consolidation models from four to two and place more emphasis on the risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for public companies for fiscal years beginning after December 15, 2015, which for us was December 28, 2015, the first day of our 2016 fiscal year. The adoption of this standard has not had a material effect on our consolidated results of operations and financial condition.
In April 2015, the FASB issued “Compensation-Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” (ASU 2015-04). The amendments in this update provide a practical expedient for employers with fiscal year-ends that do not fall on a month-end by permitting those employers to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity's fiscal year-end. ASU

2015-04 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us was December 28, 2015, the first day of our 2016 fiscal year. The adoption of this standard has not had a material effect on our consolidated results of operations and financial condition.
In April 2015, the FASB issued “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (ASU 2015-05). The amendments in this update help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us was December 28, 2015, the first day of our 2016 fiscal year. The adoption of this standard has not had a material effect on our consolidated results of operations and financial condition.
In June 2015, the FASB issued “Technical Corrections and Improvements” (ASU 2015-10). The amendments in this update provide technical corrections and improvements to a wide range of Topics in the Accounting Standards Codification (the Codification). The purpose of these amendments is to correct unintended differences between original guidance and the Codification, to provide clarification through updating wording or correcting references, to streamline or simplify the Codification through minor changes, and to make other minor improvements to the guidance which are not expected to have a significant effect on current accounting practice. ASU 2015-10 is effective for fiscal and interim periods beginning on or after December 15, 2015, which for us was December 28, 2015, the first day of our 2016 fiscal year. The adoption of this standard has not had a material effect on our consolidated results of operations and financial condition.
In September 2015, the FASB issued “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The update also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years and interim periods beginning on or after December 15, 2015, which for us was December 28, 2015, the first day of our 2016 fiscal year. The new guidance will be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not yet been made available for issuance. We do not have any business combination for which the accounting is incomplete. The adoption of this standard has not had a material effect on our consolidated results of operations and financial condition.
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
In August 2015, the FASB issued “Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (ASU 2015-15). The amendments to the SEC Paragraphs in this update state that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU 2015-15 is effective upon the adoption of ASU 2015-03, which for us is December 26, 2016, the first day of our 2017 fiscal year, and is not expected to have a material effect on our consolidated results of operations and financial condition.
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
In February 2016, the FASB issued “Derivatives and Hedging (Topic 815)” (ASU 2016-05). The amendments in this guidance clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for annual and interim periods beginning after December 15, 2016, which for us is December 26, 2016, the first day of our 2017 fiscal year, and is not expected to have a material effect on our consolidated results of operations and financial condition.

In March 2016, the FASB issued “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net)” (ASU 2016-08), which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued “Identifying Performance Obligations and Licensing” (ASU 2016-10) which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. There are two transition methods available under the new standard, either cumulative effect or retrospective. The guidance in ASU 2016-08 and 2016-10 is effective upon the adoption of ASU 2014-09, which for us is January 1, 2018, the first day of our 2018 fiscal year. We are currently evaluating the impact of adopting this guidance.
In March 2016, the FASB issued “Compensation-Stock Compensation (Topic 718)” (ASU 2016-09) , which aims to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification of certain items on the statement of cash flows and accounting for forfeitures. The ASU is effective for annual and interim periods beginning after December 15, 2016, which for us is December 26, 2016, the first day of our 2017 fiscal year. Early application is permitted. We have not early adopted ASU 2016-09. We are currently evaluating the impact of adopting this guidance.

Note 2. INVENTORIES

Inventories consist of the following:

(amounts in thousands)	March 27, 2016	December 27, 2015
Raw materials	$18,672	$17,313
Work-in-process	3,215	2,709
Finished goods	68,704	62,104
Total	$90,591	$82,126

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $45.5 million and $47.8 million as of March 27, 2016 and December 27, 2015, respectively.

The following table reflects the components of intangible assets as of March 27, 2016 and December 27, 2015:

		March 27, 2016		December 27, 2015
(amounts in thousands)	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$76,187	$62,855	$75,649	$61,095
Trade name	1 to 30	25,064	17,382	24,598	16,937
Patents, license agreements	3 to 14	55,574	52,437	55,053	51,422
Internal-use software	3 to 7	24,705	18,155	24,489	17,348
Other	2 to 6	6,943	6,889	6,968	6,896
Total amortized finite-lived intangible assets		188,473	157,718	186,757	153,698

Indefinite-lived intangible assets:
Trade name		14,718	—	14,718	—
Total identifiable intangible assets		$203,191	$157,718	$201,475	$153,698

Amortization expense for the three months ended March 27, 2016 and March 29, 2015 was $2.7 million and $2.7 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2016	(1)	$10,479
2017		$9,389
2018		$3,492
2019		$2,480
2020		$1,721

(1)	The estimated amortization expense for the remainder of 2016 is anticipated to be $7.8 million.

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)	Merchandise Availability Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 28, 2014	$149,646	$2,116	$21,807	$173,569
Translation adjustments	(7,233)	—	(2,226)	(9,459)
Balance as of December 27, 2015	$142,413	$2,116	$19,581	$164,110
Translation adjustments	1,326	—	387	1,713
Balance as of March 27, 2016	$143,739	$2,116	$19,968	$165,823

The following table reflects the components of goodwill as of March 27, 2016 and December 27, 2015:

	March 27, 2016			December 27, 2015
(amounts in thousands)	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
Merchandise Availability Solutions	$176,928	$33,189	$143,739	$175,602	$33,189	$142,413
Apparel Labeling Solutions	82,747	80,631	2,116	82,747	80,631	2,116
Retail Merchandising Solutions	111,364	91,396	19,968	110,977	91,396	19,581
Total goodwill	$371,039	$205,216	$165,823	$369,326	$205,216	$164,110

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the October month-end close and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The 2015 and 2014 annual assessments did not result in an impairment charge.

The May 2011 acquisition of the Shore to Shore businesses included a purchase price payment to escrow of $17.5 million related to the 2010 performance of the acquired business. This amount was subject to adjustment pending final determination of the 2010 performance and could have resulted in an additional purchase price payment of up to $6.3 million. In the third quarter of 2015, we engaged in discussions with the sellers regarding the possibility of reaching a settlement of this matter. On August 25, 2015, we entered into a settlement with the sellers. Pursuant to the settlement, the sellers received the $17.5 million in escrow, plus the earnings in the escrow account, in exchange for full and final resolution of this matter between the parties. As a result of this settlement, there is no final adjustment to the purchase price recognized through earnings and we are released from any and all claim or liability in connection with the final determination of the 2010 performance. Acquisition related costs incurred in connection with the transaction, including legal and other arbitration-related costs, are recognized within Acquisition Costs in the Consolidated Statement of Operations were $0.1 million for the three months ended March 29, 2015.

Note 4. MERGER TRANSACTION

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

The Merger Agreement contains certain termination rights for both us and CCL, including our right to terminate the Merger Agreement to accept a superior proposal after complying with certain requirements. In addition, either party may terminate the Merger Agreement if the Merger is not consummated on or before December 1, 2016 (which may be extended to March 1, 2017 in certain circumstances specified in the Merger Agreement). The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances, we or CCL may be required to pay the other party a termination fee of $13 million.

Transaction costs incurred in connection with the merger are recognized within Merger Transaction Costs in the Consolidated Statement of Operations and were approximately $6.0 million for the three months ending March 27, 2016. In accordance with the Merger Agreement, all unvested stock-based compensation awards will immediately vest at the merger date. This will result in an increase to our stock-based compensation cost in the Consolidated Statement of Operations in the second quarter of 2016.

On April 4, 2016, the United States Federal Trade Commission granted early termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to our proposed acquisition by CCL. The transaction remains subject to other customary closing, including approval by Checkpoint's shareholders. A special meeting of shareholders is scheduled for May 11, 2016 to consider and vote upon: 1) approval of the Merger Agreement, 2) compensation arrangements that may be payable to our named executive officers in connection with the consummation of the Merger, and 3) to approve the adjournment of the special meeting, if deemed necessary, to solicit additional proxies if there are not sufficient votes at the time of the special meeting to approve the Merger Agreement. Assuming approval or waiver of all closing conditions, the transaction is currently expected to close in the second quarter of 2016.

Note 5. DEBT

Debt as of March 27, 2016 and December 27, 2015 consisted of the following:

(amounts in thousands)	March 27, 2016	December 27, 2015
2013 Senior Secured Credit Facility:
$200 million variable interest rate revolving credit facility maturing in 2018	$70,000	$70,000
Bank overdraft credit facility	91	40
Capital leases with maturities through 2021	619	601
Total	70,710	70,641
Less current portion	338	279
Total long-term portion	$70,372	$70,362

2013 Senior Secured Credit Facility

On December 11, 2013, we entered into a $200.0 million five-year senior secured multi-currency revolving credit facility (2013 Senior Secured Credit Facility) agreement (2013 Credit Agreement) with a syndicate of lenders. All obligations under the 2013 Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain domestic subsidiaries. Collateral under the 2013 Senior Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese subsidiary. All domestic tangible and intangible personal property, excluding any real property with a value of less than $5 million, are also pledged as collateral.

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

Pursuant to the terms of the 2013 Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of (i) a maximum total leverage ratio of 3.00 and (ii) a minimum interest coverage ratio of 3.00. We are in compliance with the maximum total leverage ratio and minimum interest coverage ratio as of March 27, 2016. The 2013 Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the 2013 Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the 2013 Credit Agreement may be accelerated and the assets securing such obligations may be sold.

As of March 27, 2016, there were $1.3 million in issued letters of credit outstanding under the 2013 Senior Secured Credit Facility.

Financing Liability

In June 2011, we sold, to a financial institution in Spain, rights to future customer receivables resulting from the negotiated extension of previously executed sales-type lease arrangements, whose receivables were previously sold. The 2011 transaction qualified as a legal sale without recourse. However, until the receivables are recognized, the proceeds from the fiscal 2011 legal sale are accounted for as a financing arrangement and reflected as Financing Liability in our Consolidated Balance Sheets. The balance of the financing liability is $32.9 million and $31.7 million as of March 27, 2016 and December 27, 2015, respectively. Of this balance, $21.3 million was included in current portion of financing liability as of March 27, 2016. We impute a non-cash interest charge on the financing liability using a rate of 6.365%, which we recognize as interest expense, until our right to recognize the legal sales permits us to de-recognize the liability and record operating income on the sale. We recognized interest expense related to the financing liability for the three months ended March 27, 2016 and March 29, 2015 of $0.5 million and $0.5 million, respectively.

During fiscal 2016 through 2018, when we are permitted to recognize the lease receivables upon the commencement of the lease extensions, we expect to de-recognize both the associated receivables and the related financing liability and record other operating income on the sale. At this point, our obligation under the financing liability will have been extinguished.

In March 2015, we again sold rights to future customer receivables to a financial institution in Spain resulting from the negotiated extension of previously executed sales-type lease arrangements. The 2015 transaction qualified as a legal sale without recourse. For the three months ended March 29, 2015, we recognized $0.4 million of income on the sale in Other Operating Income on our Consolidated Statement of Operations. A portion of the receivables were previously sold to another financial institution and we did not complete the reacquisition of these receivables until after the end of the first quarter of 2015. Therefore, a portion of the proceeds from the fiscal 2015 legal sale were accounted for as a financing arrangement and reflected as Financing Liability in our Consolidated Balance Sheets until the reacquisition of the receivables was completed in the second quarter of 2015. The balance of the financing liability was $1.1 million as of March 29, 2015.

Note 6. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three months ended March 27, 2016 and March 29, 2015 was $1.1 million and $1.5 million ($1.1 million and $1.4 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $0.1 million and $0.2 million for the three months ended March 27, 2016 and March 29, 2015, respectively.

Stock Options

Option activity under the principal option plans as of March 27, 2016 and changes during the three months ended March 27, 2016 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 27, 2015	2,265,992	$16.59	4.49	$19
Granted	16,200	6.04
Exercised	(35,943)	7.80
Forfeited or expired	(153,481)	20.67
Outstanding at March 27, 2016	2,092,768	$16.36	4.11	$1,053
Vested and expected to vest at March 27, 2016	2,040,374	$16.50	3.99	$984
Exercisable at March 27, 2016	1,744,174	$17.38	3.17	$623

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 27, 2016. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised for the three months ended March 27, 2016 and March 29, 2015 was $0.1 million and $40 thousand, respectively.

As of March 27, 2016, $1.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years.

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

The weighted-average fair values and assumptions were as follows:

Three months ended	March 27, 2016	March 29, 2015
Weighted-average fair value of grants	$2.15	$5.54
Valuation assumptions:
Expected life (in years)	3.97	5.53
Expected dividend yield	0.00%	0.00%
Expected volatility	44.19%	46.05%
Risk-free interest rate	1.435%	1.540%

Restricted Stock Units

Nonvested restricted stock units as of March 27, 2016 and changes during the three months ended March 27, 2016 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 27, 2015	942,916	0.74	$16.88
Granted	505,680		$7.25
Vested	(309,350)		$6.64
Forfeited	(34,224)		$13.15
Nonvested at March 27, 2016	1,105,022	1.51	$15.46
Vested and expected to vest at March 27, 2016	990,689	1.43
Vested and deferred at March 27, 2016	345,625	—

The total fair value of restricted stock awards vested during the first three months of 2016 was $2.1 million as compared to $3.2 million in the first three months of 2015. As of March 27, 2016, there was $5.2 million of unrecognized stock-based compensation expense related to nonvested restricted stock units (RSUs). That cost is expected to be recognized over a weighted-average period of 2.1 years.

Long-Term Incentive Plans (LTIPs)

The following awards of restricted stock units (RSUs) with a performance or market condition are excluded from the balance of nonvested RSUs at March 27, 2016 in the table above.

On February 29, 2016, RSUs were awarded to certain key employees as part of the LTIP 2016 plan. These awards have a market condition and a service condition over the period January 2016 to December 2018. The number of shares for these units varies based on the relative ranking of our total shareholder return (TSR) against the TSRs of the constituents of a peer group established by our compensation committee. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. Compensation expense of $22 thousand was recognized in connection with these RSUs for the three months ended March 27, 2016. As of March 27, 2016, total unamortized compensation expense for these grants was $1.6 million. As of March 27, 2016, the maximum achievable RSUs outstanding under this plan are 305,400 units.
On February 27, 2014, RSUs were awarded to certain key employees as part of the LTIP 2014 plan. The number of shares for these units varies based on the growth of our earnings before interest, taxes, depreciation, and amortization (EBITDA) during the January 2014 to December 2016 performance period. The value of these units was charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. Compensation expense of $50 thousand was recognized in connection with these RSUs for the three months ended March 29, 2015 without comparable expense for the three months ended March 27, 2016. As of September 27, 2015, we assessed the performance of our LTIP 2014 plan. Due to current and projected shortfalls in our EBIDTA growth compared to the LTIP 2014 plan requirements, we concluded that it was probable that these performance conditions would not be met. We therefore reversed $0.5 million of previously recognized compensation cost during the third quarter of 2015.

On February 27, 2013, RSUs were awarded to certain key employees as part of the LTIP 2013 plan. These awards have a market condition. The number of shares for these units varies based on the relative ranking of our total shareholder return (TSR) against the TSRs of the constituents of the Russell 2000 Index during the January 2013 to December 2015 performance period. The value of these units was charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. Compensation expense of $2 thousand was reversed in connection with these RSUs in the first quarter of 2015. Due to not meeting the market condition set in the Plan requirements, no RSUs were earned under the plan.

On May 2, 2013 a cash-based performance award was awarded to our CEO under the terms of our LTIP 2013 plan. Our relative TSR performance determines the payout as a percentage of an established target cash amount of $0.4 million. Because the final payout of the award is made in cash, the award was classified as a liability and the fair value was marked-to-market each reporting period. The value of this award was charged to compensation expense on a straight-line basis over the vesting period which ended December 31, 2015. Compensation expense of $83 thousand was reversed in the first quarter of 2015. During the third quarter of 2015, due to our low ranking among peers and the short remaining period, the fair value of the award was reduced to zero. Compensation expense of $0.1 million was fully reversed in the first nine months of 2015.

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest evenly over two or three years from the date of grant. The total amount accrued related to the plan equaled $0.2 million as of March 27, 2016, of which $0.3 million was expensed for the three months ended March 27, 2016. The total amount accrued related to the plan equaled $0.3 million as of March 29, 2015, of which $0.2 million was expensed for the three months ended March 29, 2015. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 7. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the three months ended March 27, 2016 and March 29, 2015 were as follows:

(amounts in thousands)
Three months ended	March 27, 2016	March 29, 2015
Interest	$502	$380
Income tax payments	$1,188	$1,358

As of March 27, 2016 and March 29, 2015, we accrued $1.0 million and $1.6 million, respectively, of capital expenditures. These amounts were excluded from the Consolidated Statements of Cash Flows at March 27, 2016 and March 29, 2015 since they represent non-cash investing activities. Accrued capital expenditures at March 27, 2016 and March 29, 2015 are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets. A special dividend was declared on March 5, 2015. The cash portion of the Dividend of $21.0 million was paid to common shareholders on April 10, 2015. The non-cash portion of the Dividend of $0.4 million was also credited to the executive and director deferred compensation plan deferred stock accounts on April 10, 2015 in accordance with the plans.

Note 8. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings and the weighted-average number of shares of dilutive potential common stock:

	Quarter
	(13 weeks) Ended
(amounts in thousands, except per share data)	March 27, 2016	March 29, 2015
Net loss available to common stockholders	$(32,521)	$(2,559)

Shares:
Weighted-average number of common shares outstanding	41,485	41,852
Shares issuable under deferred compensation agreements	811	805
Basic weighted-average number of common shares outstanding	42,296	42,657
Common shares assumed upon exercise of stock options and awards	—	—
Unvested shares issuable under deferred compensation arrangements	—	—
Dilutive weighted-average number of common shares outstanding	42,296	42,657
Basic loss per share	$(0.77)	$(0.06)
Diluted loss per share	$(0.77)	$(0.06)

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to performance vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three months ended March 27, 2016 and March 29, 2015 were as follows:

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 27, 2016	March 29, 2015
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted loss per share(1)	2,619	2,210

(1)
Stock options and awards of 126 thousand shares and deferred compensation arrangements of 39 thousand shares were anti-dilutive in the first three months ended March 27, 2016 and were therefore excluded from the loss per share calculation due to our net loss for the period. Stock options and awards of 292 thousand shares and deferred compensation arrangements of 27 thousand shares were anti-dilutive in the first three months ended March 29, 2015, and were therefore excluded from the loss per share calculation due to our loss for the period.

Note 9. INCOME TAXES

The effective tax rate for the three months ended March 27, 2016 was negative 26.6% as compared to negative 279.7% for the three months ended March 29, 2015. The change in the effective tax rate for the three months ended March 27, 2016 was due to the mix of income between subsidiaries, increased losses, specifically in the United States and Germany, for entities with valuation allowances for which no tax benefit is received and a discrete expense related to the change in indefinite reinvestment assertion on one of our foreign subsidiaries.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We are required to assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring, and tax planning alternatives. We operate and derive income across multiple jurisdictions. As each of the respective lines of business experiences changes in operating results across their geographic footprint, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. As of March 27, 2016 and December 27, 2015, we had net deferred tax assets of $8.3 million and $8.0 million, respectively.

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

We are currently under audit in the following major jurisdictions: India - 2010 to 2013 and France - 2012 to 2013. The following major jurisdictions have tax years that remain subject to examination: Germany - 2010 to 2015, United States - 2012 to 2015, China - 2012 to 2015 and Hong Kong - 2009 to 2015. Our tax returns for open years in all jurisdictions are subject to changes upon examination.

We operate under tax holidays in certain countries, which are effective through dates ranging from 2016 to 2017, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon our meeting certain employment and investment thresholds.

As of March 27, 2016, we changed our assertion with respect to the unremitted earnings for one of our foreign subsidiaries for which we have historically asserted that we were indefinitely reinvested.  The change in the assertion results in $6.7 million of tax expense during the current quarter.

Note 10. PENSION BENEFITS

The components of net periodic benefit cost for the three months ended March 27, 2016 and March 29, 2015 were as follows:

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 27, 2016	March 29, 2015
Service cost	$269	$304
Interest cost	577	535
Expected return on plan assets	(25)	(34)
Amortization of actuarial loss	439	750
Amortization of prior service costs	10	6
Net periodic pension cost	$1,270	$1,561

We expect the cash requirements for funding the pension benefits to be approximately $4.3 million during fiscal 2016, including $1.2 million which was funded during the three months ended March 27, 2016.

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of March 27, 2016 and December 27, 2015 and the basis for that measurement:

	March 27, 2016
(amounts in thousands)	Total Fair Value Measurement March 27, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$38	$—	$38	$—
Foreign currency revenue forecast contracts	5	—	5	—
Total assets	$43	$—	$43	$—

Foreign currency forward exchange contracts	$323	$—	$323	$—
Foreign currency revenue forecast contracts	306	—	306	—
Total liabilities	$629	$—	$629	$—

	December 27, 2015
(amounts in thousands)	Total Fair Value Measurement December 27, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$109	$—	$109	$—
Total assets	$109	$—	$109	$—

Foreign currency revenue forecast contracts	$135	$—	$135	$—
Total liabilities	$135	$—	$135	$—

The following table provides a summary of the activity associated with all of our designated cash flow hedges (foreign currency) reflected in accumulated other comprehensive income for the three months ended March 27, 2016 and the year ended December 27, 2015.

(amounts in thousands)	March 27, 2016	December 27, 2015
Beginning balance, net of tax	$(125)	$—
Changes in fair value gain, net of tax	(310)	(125)
Ending balance, net of tax	$(435)	$(125)

We believe that the fair values of our current assets and current liabilities (cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at March 27, 2016 and December 27, 2015 are summarized in the following table:

	March 27, 2016		December 27, 2015
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring)(1)
2013 Senior secured credit facility	$70,000	$70,000	$70,000	$70,000

(1)	The carrying amounts are reported on the Consolidated Balance Sheets under the indicated captions.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of March 27, 2016 and December 27, 2015:

	March 27, 2016				December 27, 2015
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$5	Other current liabilities	$306	Other current assets	$—	Other current liabilities	$135
Total derivatives designated as hedging instruments		5		306		—		135
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	38	Other current liabilities	323	Other current assets	109	Other current liabilities	—
Total derivatives not designated as hedging instruments		38		323		109		—
Total derivatives		$43		$629		$109		$135

The following table represents the amounts affecting the Consolidated Statements of Operations for the three months ended March 27, 2016 and March 29, 2015:

	March 27, 2016
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified from Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges
Foreign currency revenue forecast contracts	$(435)	Cost of sales	$—	$24

March 29, 2015
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified from Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges
Foreign currency revenue forecast contracts	$—	Cost of sales	$—	$—

	March 27, 2016		March 29, 2015
(amounts in thousands)	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(203)	Other gain (loss), net	$545	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of March 27, 2016, we had currency forward exchange contracts with notional amounts totaling approximately $15.6 million. The fair values of the forward exchange contracts were reflected as a $38 thousand asset and a $0.3 million liability included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the fourth quarter of 2015, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from April 2016 to March 2017. The purpose of these cash flow hedges is to reduce our exposure to the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of March 27, 2016, the fair value of these cash flow hedges was reflected as a $5 thousand asset and a $0.3 million liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $16.5 million (€15.0 million) and the unrealized loss recorded in other comprehensive income was $0.4 million (net of taxes of $0), of which $0.4 million is expected to be reclassified to earnings over the next twelve months. During the three months ended March 27, 2016, no benefit related to these foreign currency hedges was recorded to cost of goods sold as no inventory was sold to external parties. We did not recognize any hedge ineffectiveness during the three months ended March 27, 2016.

Note 12. PROVISION FOR RESTRUCTURING

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

For the three months ended March 27, 2016, the net charge to earnings of $0.4 million represents the current year activity related to the Profit Enhancement Plan. Total costs of the plan are $16 million through March 27, 2016. Termination benefits are planned to be paid 1 month to 24 months after termination.

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

For the three months ended March 27, 2016, the net charge to earnings of $30 thousand represents the current year activity related to the Global Restructuring Plan including Project LEAN. Total costs related to the plan of $60 million have been incurred through March 27, 2016. All terminations for the plan were substantially completed during the fourth quarter of 2014. Termination benefits are planned to be paid 1 month to 24 months after termination.

Restructuring expense for the three months ended March 27, 2016 and March 29, 2015 was as follows:

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 27, 2016	March 29, 2015
Profit Enhancement Plan
Severance and other employee-related charges	$332	$1,346
Other exit costs	70	47
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	28	(89)
Other exit costs	2	—
Total	$432	$1,304

Restructuring accrual activity for the three months ended March 27, 2016 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at March 27, 2016
Profit Enhancement Plan
Severance and other employee-related charges(2)	$8,142	$1,028	$(696)	$(1,242)	$36	$7,268
Other exit costs(1)	12	70	—	(82)	—	—
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	457	28	—	(199)	6	292
Other exit costs (1)	—	2	—	(2)	—	—
SG&A Restructuring Plan
Severance and other employee-related charges	53	—	—	—	1	54
Total	$8,664	$1,128	$(696)	$(1,525)	$43	$7,614

(1)	During the first three months of 2016, there was a net charge to earnings of $0.1 million primarily due to legal costs and restructuring agent costs in connection with the restructuring plan.

(2)
During the first three months of 2016, there was a severance charge reversed to earnings of $0.7 million primarily due to eliminations of the individuals from the plans, replacements of individuals in the plans with other individuals, resignations, and other final accrual adjustments.

Note 13. CONTINGENCIES

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

Matter related to Universal Surveillance Corporation EAS RF Anti-trust Litigation

Universal Surveillance Corporation (USS) filed a complaint against us in the United States Federal District Court of the Northern District of Ohio (the Ohio Court) on August 19, 2011. USS claims that, in connection with our competition in the electronic article surveillance market, we violated the federal antitrust laws (Sherman Act and Clayton Act) and state antitrust laws (Ohio Valentine Act). USS also claims that we violated the federal Lanham Act, the Ohio Deceptive Trade Practices Act, and the Ohio Trade Secrets Act, and engaged in conduct that allegedly disparaged USS and tortiously interfered with USS's business relationships and contracts. USS is seeking injunctive relief as well as approximately $65 million in claimed damages for alleged lost profits, plus treble damages and attorney's fees under the Sherman Act. On May 3, 2016, we entered into a settlement agreement with USS whereby we will pay USS $8.0 million in settlement of the outstanding litigation. The settlement is contingent upon approval of the merger by the affirmative vote of a majority of the outstanding shares of Checkpoint common stock entitled to vote thereon at a special meeting or at any adjournment or postponement thereof. As a result of the settlement agreement, we accrued $8.0 million within other accrued expenses on the Consolidated Balance Sheet and in litigation matters on the Consolidated Statement of Operations.

Matter related to Meier Class Action Lawsuit

On November 11, 2015, a purported shareholder class action lawsuit was filed against us and certain of our current and former officers captioned, Meier v. Checkpoint Systems, Inc., et al., No. 1:15-cv-08007 (RBK)(KMW) (D.N.J.).  The complaint alleges violations of the federal securities laws related to the restatement of the Company’s previously-issued financial statements announced on November 3, 2015.  The complaint names as defendants our Chief Executive Officer and President George Babich, Jr., our Chief Financial Officer James M. Lucania, our former Chief Financial Officer Jeffrey O. Richard, and the Company.  The complaint alleges that we had filed false and misleading reports with the Securities and Exchange Commission beginning on March 5, 2015 through November 3, 2015, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act), 15 U.S.C. §§ 78j(b) and 78t(a), and Rule 10b-5 promulgated thereunder by the SEC, 17 C.F.R. § 240.10b-5. On February 19, 2016, the Court entered an Order appointing a lead plaintiff and approving the lead plaintiff’s selection of lead counsel.  On April 4, 2016, the lead plaintiff filed an amended class action complaint, which named the same defendants as the original complaint and additionally alleged that the Company’s statements about the effectiveness of its internal control over the tax function and use of EPS in evaluating quarterly financial performance were false or misleading. We, together with the individual defendants expect to file a motion to dismiss the amended complaint at the appropriate time.

Matters related to proposed merger with CCL Industries Inc.

Since the announcement of the proposed merger with CCL Industries Inc., Checkpoint and its directors have been named as defendants in complaints filed by four shareholders. On March 7, 2016 and March 8, 2016, respectively, plaintiffs Louis Levine and Shiva Stein filed complaints in the Court of Common Pleas for the Philadelphia County, First Judicial District of Pennsylvania, Civil Division (Pennsylvania State Court Consolidated Action). On March 15, 2016, the Court consolidated these actions; and on April 5, 2016, plaintiffs Levine and Stein filed a consolidated complaint. On March 14, 2016, plaintiff Feivel Gottleib Defined Benefit Pension Plan filed a complaint in the Superior Court of New Jersey, Gloucester County Chancery Division. On March 18, 2016, plaintiff Harold Litwin filed a complaint in the Court of Common Pleas for the Philadelphia County, First Judicial District of Pennsylvania, Civil Division, which the Court entered an order to discontinue without prejudice on April 6, 2016. On April 6, 2015, Litwin filed a second complaint in the United States District Court for the Eastern

District of Pennsylvania. The complaints allege that our Board breached its fiduciary duties in connection with the merger agreement and seek an injunction preventing the consummation of the merger, compensatory damages and attorneys’ fees and costs. Mr. Litwin’s federal complaint further alleges that our Board violated the federal securities laws in connection with our preliminary proxy statement filed on March 17, 2016. Additionally, our Board received four shareholder demands, one on March 8, 2016, one on March 9, 2016, one on March 10, 2016 and one on March 14, 2016, to investigate and take any necessary action to remedy alleged harms to Checkpoint caused by alleged breaches of fiduciary duty by the directors in connection with the merger agreement. The demands seek to cause us to investigate the alleged breaches, commence litigation against the directors, and abandon the merger agreement or renegotiate its terms. Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future. There can be no assurance that we or any of the other defendants will be successful in the outcome of the pending or any potential future lawsuits. An adverse judgment for monetary damages could have a material adverse effect on our operations and liquidity. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin the completion of the merger. On April 29, 2016, Checkpoint and the other defendants in the Pennsylvania State Court Consolidated Action executed a memorandum of understanding reflecting their agreement to settle all claims asserted in the Pennsylvania State Court Consolidated Action. The parties subsequently executed a memorandum of understanding reflecting their agreement. In connection with the settlement contemplated by the memorandum of understanding, Checkpoint agreed to make certain additional disclosures related to the proposed transaction with CCL, and to waive the provisions of the nondisclosure agreement with a previous bidder that could have potentially prevented that bidder from making a superior proposal. The memorandum of understanding contemplates that the parties will enter in a stipulation of settlement that will be subject to customary conditions, including approval by the Court of Common Pleas. We recorded an estimated settlement obligation of $0.1 million within other accrued expenses on the Consolidated Balance Sheet and in litigation matters on the Consolidated Statement of Operations during the first quarter of 2016.

Note 14. BUSINESS SEGMENTS

We report our financial results in three segments: Merchandise Availability Solutions (MAS), Apparel Labeling Solutions (ALS), and Retail Merchandising Solutions (RMS).

Our MAS segment, which is focused on loss prevention and Merchandise Visibility™ (RFID), includes EAS systems, EAS consumables, Alpha® high-theft solutions, RFID systems and software, and non-U.S. and Canada-based CheckView®. ALS includes the results of our radio frequency identification (RFID) labels business, coupled with our data management platform and network of service bureaus that manage the printing of variable information on apparel labels and tags. Our RMS segment includes hand-held labeling applicators and tags, promotional displays, and customer queuing systems.

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 27, 2016		March 29, 2015
Business segment net revenue:
Merchandise Availability Solutions	$74,483	(1)	$81,526	(2)
Apparel Labeling Solutions	36,008		37,185
Retail Merchandising Solutions	8,823		9,831
Total revenues	$119,314		$128,542
Business segment gross profit:
Merchandise Availability Solutions	$31,965		$41,285
Apparel Labeling Solutions	9,156		11,548
Retail Merchandising Solutions	3,207		3,704
Total gross profit	44,328		56,537
Operating expenses	69,091	(3)	56,871	(4)
Interest expense, net	(986)		(711)
Other gain (loss), net	56		371
Loss before income taxes	$(25,693)		$(674)

(1)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $28.7 million, $21.5 million, and $20.7 million, respectively, representing more than 10% of total revenue.

(2)	Includes net revenue from EAS systems, EAS consumables and Alpha® of $31.2 million, $22.1 million, and $21.2 million, respectively, representing more than 10% of total revenue.

(3)	Includes $8.1 million litigation matters expense, $6.0 million in merger transaction costs and a $0.4 million restructuring charge.

(4)	Includes a $1.3 million restructuring charge, a $0.8 million management transition charge, and a $0.1 million acquisition charge.

Note 15. SUBSEQUENT EVENTS

USS Settlement Agreement

On May 3, 2016, we entered into a settlement agreement with USS whereby we will pay USS $8.0 million in settlement of the outstanding litigation. The settlement is contingent upon approval of the merger by the affirmative vote of a majority of the outstanding shares of Checkpoint common stock entitled to vote thereon at a special meeting or at any adjournment or postponement thereof. As a result of the settlement agreement, we accrued $8.0 million within other accrued expenses on the Consolidated Balance Sheet and in litigation matters on the Consolidated Statement of Operations.

Matters related to proposed merger with CCL Industries Inc.

On April 29, 2016, Checkpoint and the other defendants in the Pennsylvania State Court Consolidated Action executed a memorandum of understanding reflecting their agreement to settle all claims asserted in the Pennsylvania State Court Consolidated Action. The parties subsequently executed a memorandum of understanding reflecting their agreement. In connection with the settlement contemplated by the memorandum of understanding, Checkpoint agreed to make certain additional disclosures related to the proposed transaction with CCL and to waive the provisions of the nondisclosure agreement with a previous bidder that could have potentially prevented that bidder from making a superior proposal. The memorandum of understanding contemplates that the parties will enter in a stipulation of settlement that will be subject to customary conditions, including approval by the Court of Common Pleas.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements

This report includes information that constitutes forward-looking statements. Forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” "forecast," “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” By their nature, forward-looking statements address matters that are subject to risks and uncertainties. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited, to the following: the impact upon operations of accounting policies review and improvement; the impact upon operations of legal and tax compliance matters or internal controls review, improvement and remediation, including the detection of wrongdoing, improper activities, or circumvention of internal controls; our ability to successfully implement our strategic plan; our ability to manage growth effectively including our ability to integrate acquisitions and to achieve our financial and operational goals for our acquisitions; changes in economic or international business conditions; foreign currency exchange rate and interest rate fluctuations; lower than anticipated demand by retailers and other customers for our products; slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; our ability to provide and market innovative and cost-effective products; the development of new competitive technologies; our ability to maintain our intellectual property; competitive pricing pressures causing profit erosion; the availability and pricing of component parts and raw materials; possible increases in the payment time for receivables as a result of economic conditions or other market factors; our ability to comply with covenants and other requirements of our debt agreements; changes in regulations or standards applicable to our products; our ability to successfully implement global cost reductions in operating expenses including, field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits; our ability to maintain effective internal control over financial reporting; risks generally associated with information systems upgrades and our company-wide implementation of an enterprise resource planning (ERP) system; the risk that the we may be unable to obtain shareholder approval as required for the merger with CCL Industries Inc. (the Merger); the risk that conditions to the closing of the Merger may not be satisfied and required regulatory approvals may not be obtained; the possibility that Merger may involve unexpected costs, liabilities or delays; the possibility that our business may suffer as a result of uncertainty surrounding the Merger; the outcome of any legal proceedings related to the Merger; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the ability to recognize benefits of the Merger; risks that the Merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger; and other risks to consummation of the Merger, including the risk that the Merger will not be consummated within the expected time period or at all.

For a more detailed discussion of these and other factors, see “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our 2015 Form 10-K, filed on March 3, 2016 with the Securities and Exchange Commission. The forward-looking statements included in this document are made only as of the date of this document, and we undertake no obligation to update these statements to reflect the subsequent events or circumstances, other than as may be required by law.

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

Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as 72% of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results.

We report our financial results in three segments: Merchandise Availability Solutions (MAS), Apparel Labeling Solutions (ALS), and Retail Merchandising Solutions (RMS).

Our MAS segment, which is focused on loss prevention and Merchandise Visibility™ (RFID), includes EAS systems, EAS consumables, Alpha® high-theft solutions, RFID systems and software and non-U.S. and Canada-based CheckView®. ALS includes our RFID labels business, coupled with our data management platform and network of service bureaus that manage the printing of variable information on apparel labels and tags. Our RMS segment includes hand-held labeling applicators and tags, promotional displays, and customer queuing systems. The revenues and gross profit for each of the segments are included in Note 14 of the Consolidated Financial Statements.

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

A number of risks and uncertainties emerged during the fourth quarter of 2015 that materially impacted our results last year. First, a number of our large North American retail customers announced reorganizations, restructurings, mergers or spending cuts. Orders for our EAS Consumables and Alpha products were particularly impacted by these near-term events in what is typically our busiest seasonal quarter. As a result, underabsorption in our factories due to slowdowns in production to match reduced orders caused lower than anticipated gross profit margins in the fourth quarter. Second, in our largest ALS markets, several of our competitors continue to aggressively quote for open nomination new business. We anticipate the resulting market average selling price erosion will continue to negatively impact our ALS gross profit margins in the near term. Finally, foreign currency translation effects had a significant negative impact on our fiscal year 2015 revenues. These challenges have persisted during the first quarter of 2016 and continue to impact our results negatively year over year.

In response to these market conditions, during the fourth quarter of 2015 the Profit Enhancement Plan was expanded. The remaining phases of the Profit Enhancement Plan, including headcount reductions, are expected to be substantially completed by the fourth quarter of 2016. Total costs of the plan through March 27, 2016 are $16 million. Total annual savings of the Profit Enhancement Plan are expected to approximate $20 million, with an expected $17 million in savings to be realized in 2016.

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

Critical Accounting Policies and Estimates

We have presented our Critical Accounting Policies and Estimates in Part II - Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015 (the "2015 Annual Report"). There have been no material changes to our Critical Accounting Policies and Estimates set forth in our 2015 Annual Report.

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

Analysis of Statement of Operations

Thirteen Weeks Ended March 27, 2016 Compared to Thirteen Weeks Ended March 29, 2015

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter (13 weeks) ended	March 27, 2016 (Fiscal 2016)	March 29, 2015 (Fiscal 2015)	Fiscal 2016 vs. Fiscal 2015
Net revenues
Merchandise Availability Solutions	62.4%	63.4%	(8.6)%
Apparel Labeling Solutions	30.2	29.0	(3.2)
Retail Merchandising Solutions	7.4	7.6	(10.3)
Net revenues	100.0	100.0	(7.2)
Cost of revenues	62.8	56.0	4.1
Gross profit	37.2	44.0	(21.6)
Selling, general, and administrative expenses	41.6	39.9	(3.5)
Research and development	4.2	3.5	10.6
Restructuring expenses	0.4	1.0	(66.9)
Litigation settlement	6.8	—	N/A
Merger transaction costs	5.0	—	N/A
Acquisition costs	—	0.1	(100.0)
Other operating income	—	(0.2)	(100.0)
Operating loss	(20.8)	(0.3)	7,314.1
Interest income	0.2	0.2	(27.3)
Interest expense	0.9	0.7	22.7
Other gain (loss), net	—	0.3	(84.9)
Loss before income taxes	(21.5)	(0.5)	3,712.0
Income tax expense	5.8	1.5	262.2
Net loss	(27.3)%	(2.0)%	1,170.8%

Net Revenues

Revenues for the first quarter of 2016 compared to the first quarter of 2015 decreased $9.2 million, or 7.2%, to $119.3 million from $128.5 million. Foreign currency translation had a negative impact on revenues of approximately $4.1 million, or 3.2%, in the first quarter of 2016 as compared to the first quarter of 2015.

(amounts in millions)			Dollar Amount Change	Percentage Change
Quarter (13 weeks) ended	March 27, 2016 (Fiscal 2016)	March 29, 2015 (Fiscal 2015)	Fiscal 2016 vs. Fiscal 2015	Fiscal 2016 vs. Fiscal 2015
Net revenues:
Merchandise Availability Solutions	$74.5	$81.5	$(7.0)	(8.6)%
Apparel Labeling Solutions	36.0	37.2	(1.2)	(3.2)
Retail Merchandising Solutions	8.8	9.8	(1.0)	(10.3)
Net revenues	$119.3	$128.5	$(9.2)	(7.2)%

Merchandise Availability Solutions

MAS revenues decreased $7.0 million, or 8.6%, during the first quarter of 2016 compared to the first quarter of 2015. After considering the foreign currency translation negative impact of $2.5 million, or 3.1%, revenues decreased $4.5 million, or 5.5%, primarily due to decreases in Merchandise Visibility™ (RFID) and EAS Systems partially offset by increases in Alpha®.

Merchandise Visibility™ (RFID) revenues decreased in the first quarter of 2016 as compared to the first quarter of 2015 reflecting the sunset of projects in both Europe and the U.S. without comparable completed projects in the first quarter of 2016. We continue to expand the number of retailers piloting with RFID-based inventory management solutions. We remain confident in our ability to grow this business as our solutions continue to deliver strong return on investment results to our customers. The rate of adoption remains under pressure due to financial challenges at key retail customers.

EAS Systems revenues decreased in the first quarter of 2016 as compared to the first quarter of 2015, primarily due to timing of EAS hardware roll-outs in the U.S. and Asia. We expect EAS Systems revenues for the remainder of 2016 to be flat to slightly down versus 2015, depending on the timing of key roll-outs in our pipelines in the U.S., Europe, and Asia.

Alpha® revenues increased in the first quarter of 2016 as compared to the first quarter of 2015, primarily due to stronger sales in the U.S., partially offset by decreases in Europe. We expect our global Alpha® revenues in 2016 to remain constant despite significant competition entering the market. Growth is expected to be hindered due to lack of new customer build-ups which occurred in previous years and increased competitive pressure.

Apparel Labeling Solutions

ALS revenues decreased $1.2 million, or 3.2%, in the first quarter of 2016 as compared to the first quarter of 2015. After considering the foreign currency translation negative impact of $1.3 million, or 3.4%, ALS revenues increased $0.1 million, or 0.2%, primarily due to an increase in RFID sales through higher demand for RFID labels and new customer wins. RFID labels grew over 40% year-over-year. These increases were partially offset by customers re-engineering their products to lower priced solutions and general competitive pricing pressures in the market place. We expect modest growth in ALS revenues in 2016 as we focus on winning increased RFID labels business with both new and existing customers and consolidating some recent wins in our core labeling business.

Retail Merchandising Solutions

RMS revenues decreased $1.0 million, or 10.3%, in the first quarter of 2016 as compared to the first quarter of 2015. After considering the foreign currency translation negative impact of $0.3 million, or 3.4%, RMS revenues decreased $0.7 million, or 6.9%, due to a large rollout in the first quarter of 2015 without comparable completed projects in the first quarter of 2016. We anticipate HLS will continue to face difficult revenue trends due to the on-going shifts in market demand for HLS products. RDS is expected to experience a modest growth in 2016 due to a large anticipated rollout with an existing customer.

Gross Profit

During the first quarter of 2016, gross profit decreased $12.2 million, or 21.6%, to $44.3 million from $56.5 million in the first quarter of 2015. The negative impact of foreign currency translation on gross profit was approximately $1.3 million, or 2.3%, in the first quarter of 2016 as compared to the first quarter of 2015. Gross profit, as a percentage of net revenues, decreased to 37.2% in the first quarter of 2016 from 44.0% in the first quarter of 2015.

Merchandise Availability Solutions

MAS gross profit as a percentage of MAS revenues decreased to 42.9% in the first quarter of 2016 from 50.6% in the first quarter of 2015. The decrease in the gross profit percentage of MAS was due primarily to lower margins in EAS Systems, Alpha®, and Merchandise Visibility™ (RFID). The gross profit margin in the first quarter of 2015 was higher due to the Euro-based profit in our supply chain that was locked-in at significantly higher rates. Additionally, due to timing of Merchandise Visibility project completion, we covered less of our fixed professional services costs than in 2015. We expect to maintain approximately level MAS margins through 2016 as our continued focus on margin enhancement initiatives is expected to mitigate the negative impact of increasing competition and wage and material inflation at key manufacturing sites.

Apparel Labeling Solutions

ALS gross profit as a percentage of ALS revenues decreased to 25.4% in the first quarter of 2016 from 31.1% in the first quarter of 2015. The decrease in the gross profit percentage of ALS was primarily due to average selling price erosion in certain geographies due to market oversupply and RFID share wins at lower overall margin. We expect ALS margins for the remainder of 2016 to be in line with 2015. This is as a result of productivity and cost control initiatives compensating for inflationary cost increases and overall market pricing pressures.

Retail Merchandising Solutions

RMS gross profit as a percentage of RMS revenues decreased to 36.3% in the first quarter of 2016 from 37.7% in the first quarter of 2015. The decrease in the gross profit percentage of RMS was primarily due to higher start-up costs associated with a large anticipated rollout with an existing customer. We expect productivity efficiencies for the remainder of 2016 resulting improved margins that are comparable to 2015.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $1.8 million, or 3.5%, during the first quarter of 2016 compared to the first quarter of 2015. Foreign currency had a favorable impact on the 2016 expense of $1.4 million, or 2.8%. After considering the foreign currency translation impact, SG&A expenses decreased $0.4 million due to management transition costs incurred in the first quarter of 2015 without comparable expense in 2016 in addition to further benefits from our cost reduction initiatives in the quarter. These decreases were partially offset by incremental spending increases related to our strategic initiatives.

Research and Development Expenses

Research and development (R&D) expenses were $5.0 million, or 4.2% of revenues, in the first quarter of 2016 compared to the $4.5 million, or 3.5% of revenues in the first quarter of 2015, as we have increased our investment in the development of new products and solutions.

Restructuring Expenses

Restructuring expenses were $0.4 million, or 0.4% of revenues in the first quarter of 2016 compared to $1.3 million or 1.0% of revenues in the first quarter of 2015. The decrease is due to less restructuring activity related to our Profit Enhancement Plan.

Litigation Matters

During the first quarter of 2016, we recorded expenses for a legal contingency accruals of $8.1 million relating to changes in the USS anti-trust litigation and the matters related to the proposed merger with CCL Industries Inc. as further described in Note 13 and Note 15 to the Consolidated Financial Statements.

Merger Transaction Costs

Merger transaction costs were $6.0 million, or 5.0% of revenues in the first quarter of 2016 with no comparable costs in the first quarter of 2015. The increase is due to costs associated with the Merger Agreement that was entered into on March 1, 2016 as further described in Note 4 to the Consolidated Financial Statements.

Acquisition Costs

Acquisition costs were $0.1 million for the first quarter of 2015 with no comparable costs in the first quarter of 2016. The decrease is due to a reduction in legal and arbitration-related costs incurred for the May 2011 acquisition of the Shore to Shore businesses. The Shore to Shore arbitration matter was settled during the third quarter of 2015 without further costs incurred by us as further described in Note 3 to the Consolidated Financial Statements.

Interest Income and Interest Expense

Interest income for the first quarter of 2016 was $0.2 million which is comparable to the $0.2 million recognized in the first quarter of 2015.

Interest expense for the first quarter of 2016 increased $0.2 million from the first quarter of 2015. The increase in interest expense was primarily due to an increase in the outstanding balance and average interest rate on our Senior Secured Credit Facility.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $0.1 million in the first quarter of 2016 compared to a net gain of $0.4 million in the first quarter of 2015. The change was due to a $0.1 million foreign exchange loss during the first quarter of 2016 compared to a $0.4 million foreign exchange gain in the first quarter of 2015. The foreign exchange loss is primarily attributed to U.S. Dollar and Euro fluctuations versus currencies in emerging markets where hedging is either impossible or impractical.

Income Taxes

The effective tax rate for the first quarter of 2016 was negative 26.6% as compared to negative 279.7% for the first quarter of 2015. The change in the effective tax rate for the three months ended March 27, 2016 was due to the mix of income between subsidiaries, increased losses, specifically in the United States and Germany, for entities with valuation allowances for which no tax benefit is received and a discrete expense related to the change in indefinite reinvestment assertion on one of our foreign subsidiaries.

Net Loss

Net loss was $32.5 million, or $0.77 per diluted share, during the first quarter of 2016 compared to a net loss of $2.6 million, or $0.06 per diluted share, during the first quarter of 2015. The weighted-average number of shares used in the diluted earnings per share computation was 42.3 million and 42.7 million for the first quarters of 2016 and 2015, respectively.

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

We believe that our base of recurring revenue (revenues from the sale of consumables into the installed base of security systems, apparel tags and labels, hand-held labeling tools and services from maintenance), repeat customer business, the anticipated effect of our restructuring activities, and our cash position and borrowing capacity should continue to provide us with adequate cash flow and liquidity to continue with the successful execution of our strategic plan. We have worked to reduce our liquidity risk by implementing working capital improvements while reducing expenses in areas that will not adversely impact the future potential of our business. We evaluate the risk and creditworthiness of all existing and potential counterparties for all debt, investment, and derivative transactions and instruments. Our policy allows us to enter into transactions with nationally recognized financial institutions with a credit rating of “A” or higher as reported by one of the credit rating agencies that is a nationally recognized statistical rating organization by the U.S. Securities and Exchange Commission. The maximum exposure permitted to any single counterparty is 33% of our total consolidated risk across all financial instruments. Counterparty credit ratings and credit exposure are monitored monthly and reviewed quarterly by our Treasury Risk Committee.

As of March 27, 2016, our cash and cash equivalents were $108.9 million compared to $124.3 million as of December 27, 2015. A significant portion of this cash is held overseas and can be repatriated. We do not expect to incur material costs associated with repatriation. Cash and cash equivalents changed in 2016 primarily due to $13.7 million of cash used in operating activities and $3.0 million of cash used in investing activities, offset by a favorable $1.1 million effect of foreign currency and $0.3 million of cash provided by financing activities.

Cash used in operating activities was $13.3 million higher during the first three months of 2016 compared to the first three months of 2015. Our cash from operating activities was negatively impacted by a decrease in operating income mainly due to a decline in revenues and the incurrence of merger transaction costs, a decrease in accounts receivable collections, and an increase in other assets including the income tax receivable. The decrease in cash flows was partially offset by reductions in cash outflows due to a decrease in incentive compensation payments in 2016 as compared to 2015 and an unfavorable legal settlement in 2015.

Cash used in investing activities was $2.6 million lower during the first three months of 2016 compared to the first three months of 2015. This was primarily due to a decrease in the acquisition of property, plant, and equipment during the first three months of 2016 compared to the first three months of 2015.

Cash provided by financing activities was $1.0 million lower during the first three months of 2016 compared to the first three months of 2015. This was primarily due to an increase in a financing liability in the first three months of 2015 compared to no change in the financing liability in the first three months of 2016.

Our percentage of total debt to total equity as of March 27, 2016, was 28.8% compared to 25.7% as of December 27, 2015. As of March 27, 2016, our working capital was $138.9 million compared to $165.6 million as of December 27, 2015.

We continue to reinvest in the Company through our investment in technology and process improvement. Our investment in R&D amounted to $5.0 million and $4.5 million during the first three months of 2016 and 2015, respectively. These amounts are reflected in cash used in operations, as we expense our R&D as it is incurred. We anticipate spending to be about $12.0 million on R&D to support achievement of our strategic plan during the remainder of 2016.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first three months of 2016, our contribution to these plans was $1.2 million. Our total funding expectation for 2016 is $4.3 million. We believe our current cash position and cash generated from operations will be adequate to fund these requirements.

Acquisition of property, plant, and equipment during the first three months of 2016 totaled $3.5 million compared to $5.8 million during the same period in 2015. We anticipate our capital expenditures, used primarily to upgrade information technology, improve our production capabilities, and upgrade facilities, to be about $14.5 million for the remainder of 2016.

Senior Secured Credit Facility

On December 11, 2013, we entered into a $200.0 million five-year senior secured multi-currency revolving credit facility (2013 Senior Secured Credit Facility) agreement (2013 Credit Agreement) with a syndicate of lenders. As of March 27, 2016, we were in compliance with all of our covenants, and although we cannot provide full assurance, we expect to be in compliance for the next twelve months.

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

Provisions for Restructuring

During September 2014, we initiated the Profit Enhancement Plan focused on increasing profitability through strategic headcount reductions and the streamlining of manufacturing processes. The first phase of this plan was implemented in the third quarter of 2014 and was expanded in the fourth quarter of 2015. The remaining phases of the plan, including headcount reductions, are expected to be substantially completed by the fourth quarter of 2016. Total costs of the plan through March 27, 2016 are $16 million. Total annual savings of the Profit Enhancement Plan are expected to approximate $20 million, with an expected $17 million in savings to be realized in 2016.

As of December 2014, our expanded Global Restructuring Plan including Project LEAN has been substantially completed with total costs incurred to date of $60 million. With initiatives to stabilize sales, actively manage margins, reduce operating expense and effectively manage working capital, the plan has effectively lowered costs and we expect to maintain these savings in future periods.

Off-Balance Sheet Arrangements

We do not utilize material off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We use operating leases as an alternative to purchasing certain property, plant, and equipment. There have been no material changes to the discussion of these rental commitments under non-cancelable operating leases presented in our Annual Report on Form 10-K for the year ended December 27, 2015 except as discussed in our "Contractual Obligations" section.

Contractual Obligations

Upon successful completion of the CCL Merger, we are obligated to pay a transaction fee to our financial advisor equal to 1.75% of the transaction value, with a minimum total payment of $5.0 million. As of March 27, 2016, we incurred an opinion fee of $1.5 million, which is included in our minimum obligation of $5.0 million. There have been no other material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 27, 2015. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $24.2 million as of March 27, 2016, and $24.4 million as of December 27, 2015, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no significant changes to the market risks as disclosed in Part II - Item 7A. - “Quantitative And Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 27, 2015 filed on November 3, 2015 with the Securities and Exchange Commission.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of March 27, 2016, we had currency forward exchange contracts with notional amounts totaling approximately $15.6 million. The fair values of the forward exchange contracts were reflected as a $38 thousand asset and a $0.3 million liability included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Hedging Activity

Beginning in the fourth quarter of 2015, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from April 2016 to March 2017. The purpose of these cash flow hedges is to reduce our exposure to the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of March 27, 2016, the fair value of these cash flow hedges was reflected as a $5 thousand asset and a $0.3 million liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $16.5 million (€15.0 million) and the unrealized loss recorded in other comprehensive income was $0.4 million (net of taxes of $0), of which $0.4 million is expected to be reclassified to earnings over the next twelve months. During the three months ended March 27, 2016, no benefit related to these foreign currency hedges was recorded to cost of goods sold as no inventory was sold to external parties. We did not recognize any hedge ineffectiveness during the three months ended March 27, 2016.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (as required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act)) of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 27, 2016.

Material Weakness

We did not maintain effective controls over the period end financial reporting process related to the income tax provision. Specifically, effective controls were not maintained over the accounting for our quarterly income tax calculation surrounding the inclusion or exclusion of entities with valuation allowances. Additionally, we incorrectly calculated the valuation allowance related to a non U.S. entity with a deferred tax liability related to an indefinite lived intangible. This control deficiency resulted in the restatement of the quarterly periods ended March 29, 2015 and June 28, 2015. Additionally, the control deficiency could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, we concluded that this control deficiency constitutes a material weakness.

Remediation Plan for the Material Weakness

We re-assessed the design of the controls and modified processes related to the calculation of our interim effective tax rate as well as enhanced monitoring and oversight controls in the application of applicable accounting guidance related to the tax treatment of jurisdictions with valuation allowances. Specifically, the worksheet previously used in the interim tax provision calculation was enhanced to include an assessment of all of our entities to facilitate appropriate review and assessment of their inclusion or exclusion from the interim effective tax rate. The enhanced workbook also better facilitates the correct application of the rules and applicable exceptions, as well as the completeness and accuracy of the interim tax provision calculation. We believe that these initiatives will remediate the material weakness in internal control over financial reporting described above.

The material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Certain of these controls relate to the determination of our quarterly income tax provision only; accordingly they did not operate during our year end closing process. They did, however operate effectively during the closing process of the first fiscal quarter of 2016. We will continue to test the ongoing operating effectiveness of the revised controls in future periods. We expect final remediation of the material weakness to take place during the closing process of our second fiscal quarter of 2016.

Changes in Internal Control over Financial Reporting

As described under the heading “Remediation Plan for the Material Weakness”, there were changes to our internal control over financial reporting that occurred during our first fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 13 to the Consolidated Financial Statements for the discussion of legal proceedings under Contingencies, which is incorporated herein by reference.

Item 1A. RISK FACTORS

There have been no material changes from December 27, 2015 to the significant risk factors and uncertainties known to us that, if they were to occur, could materially adversely affect our business, financial condition, operating results and/or cash flow. For a discussion of our risk factors, refer to Part I - Item 1A - “Risk Factors”, contained in our Annual Report on Form 10-K for the year ended December 27, 2015.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit 2.1
Agreement and Plan of Merger, dated March 1, 2016, by and among CCL Industries Inc., CCL Industries USA Corp. and Checkpoint Systems, Inc., hereby incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 2, 2016.

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

CHECKPOINT SYSTEMS, INC.

May 5, 2016	/s/ James M. Lucania
James M. Lucania
Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit 2.1
Agreement and Plan of Merger, dated March 1, 2016, by and among CCL Industries Inc., CCL Industries USA Corp. and Checkpoint Systems, Inc., hereby incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 2, 2016.

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